Form 10-K
period 1993-12-31
CENTOCOR INC
filed 1994-03-31
CIK 708823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1993
                          --------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number _______0-11103_________________________
                              -------

                                 CENTOCOR, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Pennsylvania                                   23-2117202
     --------------------                          -------------------
   (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

  200 Great Valley Parkway, Malvern, PA                   19355
  -------------------------------------               ------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 651-6000
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
        None                                       Not Applicable
  -------------------                   -------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Series A Preferred Stock Purchase Rights
                    ----------------------------------------
                                (TITLE OF CLASS)

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (TITLE OF CLASS)

              Warrants for the purchase of shares of Common Stock,
                           par value $.01 per share*
                      --------------------------------
                                (TITLE OF CLASS)

          7 1/4% Convertible Subordinated Notes Due February 1, 2001
          ----------------------------------------------------------
                                (TITLE OF CLASS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X          No
                                 -----            ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [    ]

     The aggregate market value of the 43,332,243 shares of voting stock held by non-affiliates of the registrant as of March 1, 1994 was $460,405,082.

     Common Stock outstanding at March 1, 1994:  43,786,274 shares.



*Includes Warrants issued in July and August 1989 which were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 as part of Units, each Unit consisting of one share of Callable Common Stock of Tocor, Inc. and one Warrant, and Warrants issued in January 1992 which were registered pursuant to
Section 12(g) of the Securities Exchange Act of 1934 as part of Units, each Unit consisting of one share of Callable Common Stock of Tocor II, Inc., one Series T Warrant and one callable Warrant.

                                     PART I

Item 1.  Business
- -----------------

                                    GENERAL

     Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company specializing in the development and commercialization of monoclonal antibody-based products to meet critical human health care needs. Additionally, the Company performs research activities in the field of small peptide molecule-based pharmaceutical products. See "Business - Research and Development." The Company focuses on four major disease areas - infectious, cardiovascular and autoimmune diseases and cancer. The Company's therapeutic products under development include CentoRx, a product intended to treat or prevent the formation of blood clots in the cardiovascular system; Panorex, a product intended to treat colorectal cancer; CenTNF, a product targeted for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease; and HA-1A, a product intended for the treatment of patients with severe sepsis who are dying from endotoxemia. CentoRx is being developed by Centocor for Centocor Partners III, L.P. ("CPIII"). See "Business - Research and Development." For a further discussion of CentoRx, Panorex, CenTNF and HA-1A, see "Products - Pharmaceutical Products." Other therapeutic products are also under development. The Company's imaging products include Myoscint, a cardiac imaging agent, and other contrast agents under development for use in in-vivo diagnostic imaging procedures. The Company has also developed a number of in-vitro diagnostic products which have generated substantially all of its product sales to date. Centocor has not received marketing approval from the U.S. Food and Drug Administration ("FDA") for any of its pharmaceutical products. One of the Company's in-vitro diagnostic products, CA 125, has received FDA approval.

     Since 1992, the Company has been implementing a business plan employing a collaborative strategy utilizing, among other things, alliances with established pharmaceutical companies. See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II Item 8 "Financial Statements and Supplementary Data." In the diagnostic area, Centocor has maintained distribution agreements with companies having established positions and distribution networks in applicable market segments. In conjunction with its business plan, Centocor eliminated its European and United States sales force and established collaborative arrangements in the pharmaceutical area in 1992 and 1993. Centocor expects to continue to pursue collaborative arrangements with pharmaceutical companies.

     At March 1, 1994, Centocor had approximately 500 full-time employees. To complement its own expertise in various fields, Centocor utilizes scientific consultants and advisors, many of whom have formal consulting agreements with Centocor.

          Centocor was incorporated in Pennsylvania in 1979 and maintains its principal executive offices at 200 Great Valley Parkway, Malvern, Pennsylvania 19355. Its telephone number is (610) 651-6000. The Company also maintains facilities in Leiden, The Netherlands, and Surrey, the United Kingdom, and an office in Tokyo, Japan.

                            TECHNOLOGY AND KNOW-HOW

          Antibodies are proteins produced by cells from the immune system in response to the presence of specific antigens. An antigen is any substance which activates this immune response. Antibodies recognize the shape of particular compositions on the surface of antigens and bind specifically with only those antigens having such surface compositions.

          Prior to the development of monoclonal antibody technology in the 1970s, it was not practicable to separate and grow a single type of antibody. Monoclonal antibody technology involves the creation of a hybrid cell, or hybridoma, by combining a cell which produces a specific antibody with a cell which reproduces indefinitely. The resulting hybridoma produces a specific antibody continually. Antibodies produced by such hybridomas are chemically and structurally homogeneous and hence are monoclonal. Centocor believes that there is a significant potential for using monoclonal antibodies to develop human health care products.

          While the specificity of monoclonal antibodies makes them attractive candidates for pharmaceutical product development, antibody-based products generally must be administered by injection, usually in a hospital setting, and are therefore used principally to treat acute diseases. Centocor believes that small peptide molecule drugs may potentially be formulated for convenient administration, including oral delivery, thereby affording an opportunity to treat not only acute diseases, but the larger patient population with chronic disease indications as well. The Company is conducting research activities in the field of small peptide molecule-based pharmaceutical products. See "Business - Research and Development."

                                    PRODUCTS

Pharmaceutical Products

          The Company is developing therapeutic products for use in the treatment of specific types of infectious, cardiovascular and autoimmune diseases and cancer.

          Cardiovascular Therapy. The Company's therapeutic products under
          ----------------------
development include CentoRx, a product intended to treat or prevent the formation of blood clots in the cardiovascular system. In the first quarter of 1993, the Company completed a randomized, double-blinded, placebo-controlled Phase III trial in high-risk coronary angioplasty patients that enrolled 2,099 patients at 56 medical centers. The Company filed product license applications for CentoRx in the United States and Canada in 1993 and has filed product license applications in several countries in Europe in 1994. There can be no assurance that CentoRx will be approved for commercial sale in the United States, Europe or elsewhere. See "Business -Research and Development." During the second quarter of 1993, Eli Lilly and Company ("Lilly") exercised its option to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement to reflect such event. See "Business - Marketing and Sales." Pursuant to that amendment, Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continued development of CentoRx for various clinical indications.

          Cancer Therapy.  Panorex, a product intended to treat colorectal
          --------------
cancer, has been tested in a Phase III trial at six German medical centers which enrolled 189 colorectal cancer patients who were subsequently monitored for the accumulation of five-year survival data. The Company expects to complete the filing of an application in 1994 requesting marketing approval for Panorex in Germany. There can be no assurance that Panorex will be approved for commercial sale in Germany or elsewhere. During 1993, the Company and Wellcome plc ("Wellcome") entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. See "Business - Marketing and Sales."

          Autoimmune Disease Therapy.  The Company is currently developing
          --------------------------
CenTNF, a product targeted for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease. The Company is conducting Phase II clinical trials of CenTNF in rheumatoid arthritis and Crohn's disease and expects to commence a Phase III study in Europe in 1994. The Company has entered into an agreement with Tanabe Seiyaku Co., Ltd. under which Tanabe will undertake the human clinical testing and distribution of CenTNF in Japan.

          Infectious Disease Therapy.  HA-1A is a product intended for the
          --------------------------
treatment of patients with severe sepsis who are dying from endotoxemia. The Company has filed product license applications in the United States, Europe, and other countries seeking approval to market HA-1A. Regulatory approvals to market HA-1A were received in several European countries. In April 1992, the FDA advised the Company that there was insufficient evidence of efficacy for approval of HA-1A at that time. In June 1992, the Company initiated a second randomized, double-blinded, placebo-controlled, Phase III U.S. clinical trial of HA-1A in the treatment of patients with Gram-negative bacteremia and septic shock. The Company terminated this trial in 1993 after concluding that there was no reduction in the mortality rate among HA-1A-treated patients who did have Gram-negative bacteremia in comparison with placebo-treated patients in the same group. The Company and its principal distributor of HA-1A, Lilly, also voluntarily suspended sales and conducted a recall of the drug in Europe and elsewhere where the drug is authorized for sale. The regulatory approvals to market HA-1A currently remain in effect pending the results of further clinical trials. The Company is currently conducting a randomized, double-blinded, placebo-controlled Phase III European clinical trial of the efficacy of HA-1A in the treatment of patients with fulminant meningococcemia. There can be no assurance that any further trials of HA-1A will be initiated or will be successful.

          The Company is supplying HA-1A on a limited compassionate-use basis in certain countries in Europe. There can be no assurance that any commercial sales of HA-1A will resume in Europe.

Diagnostic Imaging Products

          The Company has developed techniques for modifying monoclonal antibodies so that they may be coupled with radioactive isotopes and used as contrast agents in diagnostic imaging procedures. After injection, antibodies labelled with a radioactive isotope travel to the disease site, allowing the site to be visualized or "imaged" with nuclear medicine equipment in a procedure similar to an X-ray. The Company's focus in this area is primarily on developing imaging agents for cardiovascular disease.

          The Company has received marketing approvals for Myoscint, a cardiac imaging agent, in several European countries and a United States product license application for Myoscint is expected to be resubmitted to the FDA in 1994. Revenues from the sale of Myoscint in Europe have not been significant. There can be no assurance that Myoscint will be approved by the FDA or that sales, if any, in the United States will be significant.

In-Vitro Diagnostic Products

          In-vitro diagnostic products are used to test patient blood samples outside the body to detect or monitor disease. In this area, the Company has focused principally on developing cancer diagnostic assays, certain of which it now manufactures and sells, as follows:

          Ovarian Cancer Test, CA 125.  CA 125, which aids in the detection of
          ---------------------------
residual epithelial ovarian cancer following first-line therapy, is sold for clinical use in the United States, certain European countries and Japan.

          Pancreatic Cancer Test, CA 19-9.  CA 19-9, which aids in the detection
          -------------------------------
of pancreatic cancer, is sold for clinical use in certain European countries and Japan.

          Breast Cancer Test, CA 15-3.  CA 15-3, which aids in the monitoring of
          ---------------------------
breast cancer, is sold for clinical use in certain European countries and Japan.

          Gastric Cancer Test, CA 72-4.  CA 72-4, which aids in the monitoring
          ----------------------------
of gastrointestinal cancer, is sold for clinical use in certain European countries and Japan.

          Multidrug Resistance Test, P-glycoCHEK.  P-glycoCHEK, which detects a
          --------------------------------------
cellular protein associated with resistance to chemotherapeutic drugs, is available for investigational use in certain European countries and Japan.

          Non-Small Cell Lung Cancer Test, CYFRA 21-1.  CYFRA 21-1, which aids
          -------------------------------------------
in the monitoring of non-small cell lung cancer, is available for clinical use in certain European countries and investigational use in Japan.

          Additionally, the Company manufactures and sells various in-vitro diagnostic products for infectious disease primarily in Europe. The Company submitted an application to the FDA in 1994 seeking approval to market a blood test for the detection of syphilis.

     The following product names are trademarks of the Company: HA-1A, Centoxin, CentoRx, CenTNF, Panorex, Myoscint, Capiscint, P-glycoCHEK, CA 125, CA 19-9, CA 72-4, CA 15-3, and CYFRA 21-1.

                              MARKETING AND SALES

     In the in-vitro diagnostic and imaging areas, Centocor has distribution agreements with companies having established positions and distribution networks in applicable market segments. During 1992, the Company adopted a similar collaborative strategy in its pharmaceutical business. In conjunction with such marketing strategy, the Company eliminated its European sales force in 1992 and eliminated its United States sales force in 1993.

     In July 1992, the Company and Lilly entered into a Sales and Distribution Agreement. During the second quarter of 1993, Lilly exercised its option under the Agreement to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement to reflect such event. Under that Agreement, the Company is principally responsible for developing and manufacturing HA-1A and CentoRx and for securing regulatory approvals. If sales of HA-1A are resumed or approvals for the sale of CentoRx are obtained, Lilly will be principally responsible for the marketing, selling and distribution of HA-1A and CentoRx. The Company will sell the product to
Lilly for Lilly's further sale to the end market.   See Part II Item 8
"Financial Statements and Supplementary Data."

     In November 1993, the Company and Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. Wellcome will contribute to the continuing clinical development of Panorex and six other potential drugs and then market and sell any approved drugs in most parts of the world. See Part II Item 8 "Financial Statements and Supplementary Data."

     During 1993, approximately 42 percent of the Company's total product sales were to three distributors: Toray-Fuji Bionics, Inc. in Japan, Compagnie Oris Industrie in France and Boehringer Mannheim GmbH in Germany. Additionally, prior to June 30, 1991, sales of in-vitro diagnostic products included investigational-use-only sales in the United States of certain products which have not been approved by the FDA, including CA 19-9, CA 15-3, CA 72-4, P-glycoCHEK and Gamma Interferon. Effective June 30, 1991, the Company ceased sales in the United States of all diagnostic products which had not been approved by the FDA.

     Certain financial information by geographic area as well as major customer information is set forth in Part II Item 8 "Financial Statements and Supplementary Data."

     The Company has no significant product backlog.

                                 MANUFACTURING

     The Company currently maintains a biopharmaceutical manufacturing facility in Leiden, The Netherlands, for the production of monoclonal antibody-based products using a proprietary cell-culture system. See Item 2 "Properties." The Company manufactures in-vitro diagnostic products at facilities in Malvern, Pennsylvania, and Surrey, the United Kingdom.

                       PATENTS AND LICENSING ARRANGEMENTS

          The Company owns or has rights to certain proprietary information, patent applications and patents which it deems important to the future commercial success of its products. There can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's expertise, or that any patents, or rights thereto, of the Company will provide it with sufficient protection of its technology or survive any challenge to the scope or validity thereof. In addition, there can be no assurance that any patents will issue from any patent applications.

          Other entities have filed applications for or have been issued patents and are expected to obtain additional patents to which the Company may need to acquire rights. There can be no assurance that the Company will not infringe upon the patent rights of others. The extent to which the Company may need to obtain rights to any such patents or to contest their scope or validity will depend on final product formulation and other factors. The ability to license any such patents and the likelihood of successfully contesting the scope or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products in the country of issuance of any such patent may be materially adversely affected.

          Centocor presently licenses the majority of the cell lines used to produce its monoclonal antibodies from research institutions pursuant to long-term licenses, for which it is generally obligated to pay royalties based upon sales of products incorporating such antibodies. There can be no assurance that others will not acquire rights to such cell lines in the future.

                             GOVERNMENT REGULATION

          Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of the Company's products and in ongoing research and product development activities. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by the Company to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the Company or its ability to market the Company's products.

          The activities required before a pharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase

I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

          Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices ("GMP"). An Establishment License Application ("ELA") must be submitted for approval by the FDA with information about manufacturing facilities. Before approval of the ELA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the establishment is licensed for the manufacture of any product, it is subject to periodic inspections by the FDA.

          The requirements such as those described above which the Company must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its products in such countries can be as rigorous, costly, and uncertain.

          The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

          The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of therapeutic and other pharmaceutical products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business, financial condition and profitability. In addition, in both the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more therapeutic products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

                     TECHNOLOGICAL CHANGES AND COMPETITION

          Monoclonal antibody and peptide technology and other innovations in biotechnology are being examined, evaluated and practiced in biology research laboratories throughout the United States and in many other countries, including laboratories of other biotechnology companies and major pharmaceutical firms, many of which have greater resources than Centocor. In addition, many companies have been formed to produce monoclonal antibody-based, peptide-based and other biological products.

          Several established pharmaceutical companies have internal research and development groups, and alliances with other biotechnology companies, and are seeking to develop monoclonal antibody-based, peptide-based, and other biological products. In addition, many companies have recently entered the biological products field, some through acquisition or merger, and more may be expected to do so in the future. As a result, Centocor anticipates that new monoclonal antibody-based, peptide-based and other biological products will be developed by others, and that competition for highly qualified scientific, technical, marketing and sales, and managerial personnel will be intense.

          Centocor's management believes that the Company's ability to compete in its targeted markets will depend upon, among other things, its ability to develop, produce and market innovative products. Centocor's management also believes that significant competition will come from established pharmaceutical companies that have greater capital resources, manufacturing and marketing experience, research and development staffs, sales forces and production facilities than Centocor. Such competition is expected to be in the form of a variety of pharmaceutical products which may include monoclonal antibody-based and peptide-based products. There can be no assurance that the activities of others will not render the Company's products or technologies obsolete or uncompetitive.

                            RESEARCH AND DEVELOPMENT

          Centocor's research and development activities focus primarily on monoclonal antibody technology and proprietary techniques to screen and characterize large numbers of monoclonal antibodies in search of optimal pharmaceutical agents. The Company's ability to select effective hybridomas and to produce antibodies from them is central to its business. The Company has living hybridomas that it has produced or that it has received under license agreements. These hybridomas are the source of the antibodies used by the Company in its existing products and in the antibody-based products it is developing and, therefore, are of proprietary importance.

          An understanding of the structure and function of antibodies is necessary in order to modify them for incorporation into diagnostic or therapeutic products. The Company has developed techniques for characterizing an antibody with respect to its structure, specificity and binding ability which are used in an effort to select the best antibody for a particular application.

          The Company carries out research efforts in the use of recombinant DNA techniques to manipulate the genetic structure of antibody-producing cells. These efforts are intended to create re-engineered antibodies which combine the desired properties of more than one antibody, or the desired properties of antibodies and other system-regulating biochemicals such as enzymes.

          During 1992, the Company expanded its research efforts to include the field of small peptide molecule-based pharmaceutical products.

          For the three years ended December 31, 1993, 1992 and 1991, the Company's research and development expenses were $66,113,000, $106,633,000 and $71,701,000, respectively.

          The Company organized Centocor Cardiovascular Imaging Partners, L.P. ("CCIP"), Centocor Partners II, L.P. ("CPII"), CPIII, Tocor, Inc. ("Tocor") and Tocor II, Inc. ("Tocor II") to finance the research and development of certain products and/or technology. Under agreements with each of these entities, Centocor licensed certain technology to the entity and performed or continues to perform research and development in such technology areas on behalf of the entity. The Company purchased the limited partnership interests in CCIP and the callable common stock of Tocor in 1991, and the limited partnership interests in CPII in 1992. The Company granted CPIII an exclusive license to use all patent rights, know-how, technical information and biological materials owned or controlled by the Company within CPIII's field of activity, which includes CentoRx. CPIII also retains the rights to the results of research and development efforts conducted on its behalf. The Company has the ability to acquire such rights through an option to purchase the partnership interests in CPIII. See Part II Item 8 "Financial Statements and Supplementary Data."

          In February 1994, the Company initiated an Exchange Offer (the "Exchange Offer"), pursuant to which the Company offered to exchange 3.2 shares of its Common Stock for each of the 2,250,000 outstanding Tocor II Units tendered. Each Unit consists of one share of callable common stock of Tocor II, one callable warrant to purchase one share of Centocor Common Stock and one Series T warrant to purchase one share of Centocor Common Stock (the "Warrants"). No fractional shares of Centocor Common Stock will be issued. The expiration date of the Exchange Offer was March 11, 1994. With respect to the Tocor II Units not tendered, the Company would issue 2.88 shares of its Common Stock in exchange for the remaining Tocor II callable common stock in a merger transaction which is expected to be completed by March 31, 1994 (the "Second-Step Transaction"). Non-tendering Tocor II Unitholders would retain their Warrants.

          On March 11, 1994, the Company accepted 94 percent of the Tocor II Units tendered pursuant to the Exchange Offer, and the Company exchanged 3.2 shares of its Common Stock for each Tocor II Unit tendered. As a result of the Exchange Offer and the Second-Step Transaction, the Company will issue approximately 7,159,000 shares of its Common Stock. See Part II Item 8 "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES
- -------------------

          The Company owns four buildings in Malvern, Pennsylvania, and leases space in other buildings at this location. These buildings contain Centocor's corporate offices, research and development laboratories, marketing offices, and certain manufacturing facilities. Space is available in these buildings for future expansion. The acquisition costs of certain of these buildings were financed in part by mortgage loans which are still outstanding.

          The Company owns a biopharmaceutical manufacturing facility in Leiden, The Netherlands, and also leases research and development laboratories and office space at such location. A portion of the construction cost of the Leiden facility was financed by a mortgage loan which is still outstanding. See Part II Item 8 "Financial Statements and Supplementary Data." The Company also leases an in-vitro diagnostic manufacturing facility in Surrey, the United Kingdom.

          As a result of the downsizing of the Company's staff and present level of operations, portions of the Company's facilities and equipment in Malvern and Leiden are idle. The Company continually evaluates the future needs for its facilities and equipment.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

                            SHAREHOLDER LITIGATION

          On December 23, 1993, a purported class action captioned Peter Cordaro
v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor, Inc., and Tocor II, Inc. was filed in the Court of Common Pleas of the Commonwealth of Pennsylvania, in and for Chester County. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making the Exchange Offer, recommending acceptance of the Exchange Offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the Exchange Offer, the establishment of a "truly independent" special committee and financial advisor to consider the Exchange Offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. No injunction was, in fact, sought, and the Exchange Offer was made and consummated. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

          In January 1993, purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and certain present and former directors and/or officers of the Company and/or Tocor II, and Lilly. The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 (the "Complaint") was filed in May 1993, based on alleged violations of securities laws and alleged breaches of the named individual defendants of fiduciary duties to Centocor. All claims against all defendants, except the Company and two of its officers/directors, were voluntarily dismissed when the Complaint was filed. The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about the Company in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. The Complaint seeks compensatory damages in unspecified amounts, counsel fees, interest, costs of suit, and such other relief that the court deems appropriate. Defendants answered the Complaint and denied the allegations therein. The Company believes that the allegations set forth in the Complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

          On June 3, 1993, the United States District Court for the Eastern District of Pennsylvania entered an order approving as final a settlement of the class action securities litigation and derivative actions captioned In Re Centocor, Inc. Securities Litigation, No. 92-CV-1071, which had been preliminarily approved in December 1992. The court had previously entered an order certifying (i) the litigation to proceed as a class action and (ii) a class of plaintiffs consisting of all persons who purchased the Company's securities during the period February 19, 1991 through April 20, 1992, and who sustained damages as a result of such purchases. All claims against the Company and the other defendants were dismissed on June 3, 1993, except as to those who opted out of the class. In settlement of the securities claims, the Company made a cash payment of $18,000,000; in settlement of the derivative action brought on behalf of the Company, the Company received a cash payment of $8,000,000; and in settlement of the derivative action brought on behalf of Tocor II, the Company and Tocor II amended certain agreements between them to provide that the Company would, over time, forego $3,000,000 of contract payments. In connection with the settlement, the Company recorded a charge to earnings of $11,245,000 in the fourth quarter of 1992, representing the net cost of the proposed settlement to the Company, including legal fees. The Company does not expect the effect, if any, of the outcome of any litigation resulting from those who opted out of the class to be material to the Company's financial condition.

                            OTHER LITIGATION

          In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos"), in the United States District Court for the District of Maryland. The complaint alleges, principally, that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, which includes claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections. The complaint seeks declaratory relief, monetary relief in excess of $100,000,000, and requests that the Company place in escrow one-half of the amounts received by the Company pursuant to its agreements with Lilly. The complaint does not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed with leave to replead on June 22, 1993. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement, and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of Centocor's affirmative defenses. The Company has responded to that motion. The Company believes that the allegations of Velos are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

          In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International Inc. ("Corvas"), a California corporation, in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin (HA-1A). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had filed a motion to dismiss earlier. In September the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. The Company believes the allegations which remain are without merit and intends vigorously to defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
- ---------------------------------------------------------
     STOCKHOLDER MATTERS
     -------------------

     Centocor's Common Stock is traded on the National Market System of NASDAQ under the symbol CNTO. Set forth below for the indicated periods are the high and low sale prices for Centocor's Common Stock:


                        High    Low
                       ------  ------

First Quarter 1992     60 1/4  28 1/2
Second Quarter 1992    35       9 3/4
Third Quarter 1992     17      10 3/4
Fourth Quarter 1992    19 3/4   9 1/2
First Quarter 1993     19 1/2   5 1/2
Second Quarter 1993     9 1/2   5 1/4
Third Quarter 1993     10 7/8   6 3/4
Fourth Quarter 1993    15 3/4      10


     The number of shareholders of record on March 1, 1994 was 5,657.

     No dividends have been paid on the Common Stock to date, and the Company does not expect to pay cash dividends in the foreseeable future.

       ITEM 6.  SELECTED FINANCIAL DATA
       --------------------------------
     (in thousands except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

 For the year ended December 31,     1993      1992       1991       1990      1989
                                   --------  ---------  ---------  ---------  -------

Revenues
  Sales                           $ 48,071  $  58,394  $  44,328  $  32,863   $27,616
  Contracts:
     Related parties                10,109     16,071      4,902     27,870    28,900
     Other*                         17,750     51,767      3,967      3,901    15,444
                                  --------  ---------  ---------  ---------   -------
                                    75,930    126,232     53,197     64,634    71,960

Costs and expenses**               130,683    295,978    247,151    217,966    74,341
Other income (expenses)***         (19,626)   (24,400)    (1,601)    18,952     2,637
(Benefit) provision for
   income taxes                          -          -          -     (2,200)      141
(Loss) income                      (74,379)  (194,146)  (195,555)  (132,180)      115
(Loss) income per share             ($1.79)    ($4.90)    ($5.72)    ($5.10)     $.01
Weighted average number
  of shares outstanding             41,482     39,623     34,172     25,930    23,220
                                  --------  ---------  ---------  ---------   -------

CONSOLIDATED BALANCE SHEET DATA


       December 31,           1993       1992      1991      1990      1989
                            ---------  --------  --------  --------  --------
Cash and investments****    $140,028   $163,083  $233,598  $100,877  $ 86,201
Total Assets                 281,039    349,268   472,929   273,080   179,601
Long-term debt               238,100    238,166   259,368    42,083    22,489
Shareholders' equity         (19,194)    30,721   144,027   168,664   132,955

No dividends have been declared or paid during any of the periods presented.

*Other contract revenues include $5,000 and $50,000 from Lilly in 1993 and 1992, respectively and $10,000 from Wellcome in 1993.

**Costs and expenses include the following: (a) charges for acquired research and development of $70,147 and $115,475 in 1991 and 1990, respectively, (b) charges of $ 3,500, $ 64,877 and $3,518 in 1993, 1992 and 1990, respectively, related to HA-1A inventory and (c) restructuring charges of $9,387, $15,266 and $3,548 in 1993, 1992 and 1990, respectively.

***Other income (expenses) include a charge of $11,245 in 1992 related to the settlement of certain litigation and gains of $12,976 in 1990 from the sale of certain investments.

****Cash and investments at December 31, 1993 included equity investments of $11,230. Additionally, the Company maintained $26,375 of investments at certain banks as collateral for certain debt outstanding at December 31, 1993.

The data above does not reflect the increase in cash and investments of $51,494, and an increase in shareholders' equity of $38,198, which would have resulted if the Tocor II Exchange Offer were consummated as of December 31, 1993. Further in connection with the consummation of the Tocor II Exchange Offer the Company will record a charge to earnings of $36,454 in the first quarter of 1994 representing principally the cost of acquired research and development. See
Note 18 to the Company's Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
       CONDITION AND RESULTS OF OPERATIONS
       -----------------------------------

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company will need to secure significant additional capital in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional capital will be available to the Company. There also can be no assurance that the Company will materially reduce its current rate of net cash outflows or generate significant and sustained levels of pharmaceutical product sales. The FDA has not approved any of the Company's pharmaceutical products for marketing. There can be no assurance that FDA or other regulatory approvals of any of the Company's products will be obtained. Failure to obtain timely FDA or other regulatory approvals of pharmaceutical products will have a material adverse effect on the Company. The status of the Company's major pharmaceutical products is discussed below.

     The Company has been implementing a business plan employing a collaborative strategy utilizing, among other things, alliances with established pharmaceutical companies. The

Company's ability to further reduce its current rate of net cash outflows is also dependent upon the extent to which it can expand collaborations with established pharmaceutical companies and achieve milestones under such collaborative agreements. No assurance can be given that such collaborations can be expanded or that such milestones can be achieved.

     At December 31, 1993, the Company had cash, cash equivalents and investments of $140,028,000, including equity investments of $11,230,000.
During the year ended December 31, 1993, the Company had negative cash flows from operations of $42,297,000. The Company's total cash flows in 1993 included $30,000,000 received from Wellcome of which $20,000,000 was received for the purchase of 2,000,000 shares of the Company's Common Stock. Additionally, cash flows in 1993 included the proceeds of $11,900,000 from the sale of the Company's St. Louis facility and the repayment of $5,800,000 of mortgage debt related to that facility. If the exchange offer which is discussed in Note 18 to the Company's Consolidated Financial Statements had been consummated as of December 31, 1993, the Company's cash and investment balance at December 31, 1993 would have been $191,522,000.

     At December 31, 1992, the Company had cash, cash equivalents, and investments of $163,083,000, including equity investments of $12,924,000.
During the year ended December 31, 1992, the Company had negative cash flows from operations of $109,818,000 and acquired $23,309,000 of fixed assets. Cash flows from operations for the year ended December 31, 1992 included $50,000,000 received from Lilly primarily for reimbursement of expenses associated with HA-1A. Additionally, during 1992, the Company expended $12,375,000 to purchase the limited partnership interests in CPII, $8,700,000 to acquire all the outstanding shares of capital stock of Mercia Diagnostics Limited ("Mercia"), a European diagnostics manufacturing and sales company, and $10,000,000 in connection with the settlement of certain class action securities litigation. These cash outflows were partially offset by cash inflows which included the receipt of $50,000,000 from Lilly for the purchase of 2,000,000 shares of the Company's Common Stock and $15,931,000 from borrowings under loan agreements. During the year ended December 31, 1991, the Company had negative cash flows from operations of $137,039,000 and acquired $31,129,000 of fixed assets. Also during 1991, the Company received significant cash inflows from financing activities, principally the net proceeds of $224,537,000 from the issuance of the Company's 7-1/4 percent Notes and 6-3/4 percent Debentures. During the years ended December 31, 1992 and 1991, the Company received $17,726,000 and $80,272,000, respectively, from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     Agreements covering $20,402,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at December 31, 1993 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,402,000 of debt as short-term. Additionally, $6,186,000 of the Company's short-term debt is secured by investments at the lending bank of $6,375,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

     See Note 2 to the Company's Consolidated Financial Statements for a discussion of litigation and other factors which may affect the Company's future liquidity and capital resources.

STATUS OF CENTORX

     The Company's therapeutic products under development include CentoRx, a product intended to treat or prevent the formation of blood clots in the cardiovascular system. In the first quarter of 1993, the Company completed a randomized, double-blinded, placebo-controlled Phase III trial in high-risk coronary angioplasty patients that enrolled 2,099 patients at 56 medical centers. The Company filed product license applications for CentoRx in the United States and Canada in 1993 and has filed product license applications in several countries in Europe in 1994. There can be no assurance that CentoRx will be approved for commercial sale in the United States, Europe or elsewhere. See Part I Item 1 "Business - Research and Development." During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement to reflect such event. See Part I Item 1 "Business - Marketing and Sales." Pursuant to that amendment, Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continued development of CentoRx for various clinical indications.

STATUS OF PANOREX

     Panorex, a product intended to treat colorectal cancer, has been tested in a Phase III trial at six German medical centers which enrolled 189 colorectal cancer patients who were subsequently monitored for the accumulation of five-year survival data. The Company expects to complete the filing of an application in 1994 requesting marketing approval for Panorex in Germany. There can be no assurance that Panorex will be approved for commercial sale in Germany or elsewhere. During 1993, the Company and Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. See
Part I Item 1 "Business - Marketing and Sales."

STATUS OF HA-1A

     HA-1A is a product intended for the treatment of patients with severe sepsis who are dying from endotoxemia. The Company has filed product license applications in the United States, Europe, and other countries seeking approval to market HA-1A. Regulatory approvals to market HA-1A were received in several European countries. In April 1992, the FDA advised the Company that there was insufficient evidence of efficacy for approval of HA-1A at that time. In June 1992, the Company initiated a second randomized, double-blinded, placebo-controlled, Phase III U.S. clinical trial of HA-1A in the treatment of patients with Gram-negative bacteremia and septic shock. The Company terminated this trial in 1993 after concluding that there was no reduction in the mortality rate among HA-1A-treated patients who did have Gram-negative bacteremia in comparison with placebo-treated patients in the same group. The Company and its principal distributor of HA-1A, Lilly, also voluntarily suspended sales and conducted a recall of the drug in Europe and elsewhere where the drug is authorized for sale. The regulatory approvals to market HA-1A currently remain in effect pending the results of further clinical trials. The Company is currently conducting a randomized, double-blinded, placebo-controlled Phase III European clinical trial of the efficacy of HA-1A in the treatment of patients with fulminant meningococcemia. There can be no assurance that any further trials of HA-1A will be initiated or will be successful.

     The Company is supplying HA-1A on a limited compassionate-use basis in certain countries in Europe. There can be no assurance that any commercial sales of HA-1A will resume in Europe.

ASSETS

     The decrease in the aggregate amount of cash and investments at December 31, 1993 as compared to December 31, 1992 is discussed under Liquidity and Capital Resources. The decrease in the Company's inventory balance at December 31, 1993 as compared to December 31, 1992 is primarily due to the recording of reserves for HA-1A inventories.

     Gross fixed assets at December 31, 1993 decreased as compared to December 31, 1992 principally due to the sale of the Company's St. Louis manufacturing facility in July 1993. The Company expects investments in fixed assets of approximately $6,000,000 in 1994. As a result of the downsizing of the Company's staff and present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity at December 31, 1993 decreased as compared to December 31, 1992 principally as a result of the Company's loss for the year ended December 31, 1993, partially offset by an increase in additional paid-in capital due to the issuance of Common Stock to Wellcome and the receipt of the proceeds from the exercise of options and warrants. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     At December 31, 1993, the Company's liabilities exceeded its assets, resulting in a negative shareholders' equity balance. Shareholders' equity will decrease further in future periods unless and until the Company is successful in securing additional capital from collaborative arrangements with pharmaceutical companies or the capital markets or significant and sustained levels of pharmaceutical product sales are achieved. There can be no assurance that significant and sustained levels of pharmaceutical products sales will be achieved or that any additional capital will be available to the Company. If the exchange offer, as described in Note 18 to the Company's Consolidated Financial Statements had been consummated as of December

31, 1993, the Company's shareholders' equity position at December 31, 1993 would have been approximately $19,004,000.

RESULTS OF OPERATIONS

SPECIAL CHARGES

     The results of operations for the year ended December 31, 1993 include restructuring charges of $4,273,000 related to reserves for certain fixed assets no longer used or subsequently disposed and $5,114,000 principally related to severance. A charge of $3,500,000 related to HA-1A inventory was recorded in the fourth quarter of 1993. The results of operations for the year ended December 31, 1992 included a charge of $64,877,000 representing reserves for HA-1A inventories and a charge of $11,245,000 related to the settlement of certain class action securities litigation. Additionally, during the year ended December 31, 1992, the Company recorded a restructuring charge of $15,266,000 related to the downsizing of its operations. The results of operations for the year ended December 31, 1991 included a charge to earnings of $70,147,000 for acquired research and development as a result of the Company's purchase of all of the callable common stock of Tocor. Excluding the items described above, the Company incurred losses for each of the years in the three year period ended December 31, 1993. There can be no assurance that additional charges will not be required in the future.

     In the first quarter of 1994, the Company will record a charge to earnings of $36,454,000 for acquired research and development as a result of an exchange offer which is described in Note 18 to the Company's Consolidated Financial Statements.

REVENUES

     Product sales have not produced sufficient revenues to cover the Company's operating expenses. The decrease in sales for 1993 as compared to 1992 is principally due to HA-1A sales recorded during 1992 which did not recur in 1993 (see Status of HA-1A). There were no HA-1A sales for 1993 whereas 1992 sales of HA-1A totalled $12,545,000.

     Contract revenues for the year ended December 31, 1993 include $10,109,000, net of warrant amortization costs, recognized pursuant to the Company's agreements with Tocor II as compared to $16,071,000 for the year ended December 31, 1992. Revenues from Tocor II for the year ended December 31, 1992 included a $2,500,000 non-refundable fee from Tocor II in connection with the license of certain technology by the Company to Tocor II. The decrease in such revenues for the year ended December 31, 1993 is principally due to a reduction in the Company's antibody research program costs allocated to the Tocor II research program. Contract revenues for the years ended 1993 and 1992 also included $5,000,000 and $50,000,000, respectively, of revenues recognized pursuant to the Company's agreements with Lilly and $10,000,000 of revenues recognized in 1993 pursuant to the Company's agreements with Wellcome. For the year ended December 31, 1991, contract revenues consisted principally of revenues from research and development agreements with CPII, CPIII, and Tocor. The Company acquired all of the callable common stock of Tocor in 1991 and the limited partnership interests in CPII in 1992. Funding for the CPIII research and development agreement was exhausted in 1991. As a result of an exchange offer which is more fully described in Note 18 to the Company's Consolidated Financial Statements, the revenues under the Tocor II research programs will terminate in 1994.

     The level of contract revenues in future periods will primarily depend upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the achievement of milestones under current arrangements.

COSTS AND EXPENSES

     Cost of sales decreased in 1993 as compared to 1992 due to decreased sales, principally sales of HA-1A as discussed above. Cost of sales increased in 1992 as compared to 1991 due to increased sales, principally sales of HA-1A. The Company manufactures its pharmaceutical products at its manufacturing facility in Leiden, The Netherlands. Consequently, the strength of the Dutch Guilder in relation to the U.S. dollar may have an impact on the costs of production and, therefore, the profit margin from sales. Additionally, the Company's antibody-based products are produced through the growth of living cells in culture, which cells secrete the desired antibody. The production cost per unit and, consequently, the profit margin from sales, are highly dependent upon the antibody yields. As further described in Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales.

     Research and development expenses decreased in 1993 as compared to 1992 due principally to a decrease in costs associated with clinical trials of products under development. Research and development expenses increased in 1992 as compared to 1991 principally due to an increase in the allocation of certain resources to research and development efforts due to a decrease in the level of inventory production, and increased costs associated with clinical trials of products under development. The Company expects an increased level of clinical trial expenses in 1994 as compared to 1993.

     Marketing, general and administrative expenses for the year ended December 31, 1993 decreased as compared to the year ended December 31, 1992, due principally to reductions in sales and administrative staffs, marketing costs and legal costs. Marketing, general and administrative expense for the year ended December 31, 1992 decreased as compared to 1991 due principally to reduced legal costs combined with decreased costs from selective reductions in staff and other cost reduction efforts. The Company expects to maintain current levels of marketing, general and administrative expenses in 1994.

OTHER INCOME AND EXPENSES

     Interest income decreased in 1993 as compared to 1992 due principally to a reduction in the Company's cash and investment balances and reduced interest rates on investment. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates obtained on such investments. During 1993 and 1992, the Company recorded unrealized losses of $2,477,000 and $2,296,000, respectively, due to the other than temporary reduction in the market value of marketable equity investments below the Company's cost for such investments. During the year ended December 31, 1992, the Company recorded a gain of $1,170,000 from the sale of certain securities.

PER SHARE CALCULATIONS

     At December 31, 1993, approximately 18,962,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the modified treasury stock method of calculating per share data since the number of shares of the Company's Common Stock issuable upon the exercise of Common Stock equivalents is in excess of 20 percent of the Company's outstanding Common Stock. Under the modified treasury stock method, the effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the aggregate effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

     No Common Stock equivalents or shares issuable upon conversion of the 7-1/4 percent Notes and 6-3/4 percent Debentures were included in the per share calculations for any periods presented since to do so would have been antidilutive as the Company has recorded net losses in all periods presented.
In future periods, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 7-1/4 percent Notes and the 6-3/4 percent Debentures in its calculations of per share data for such periods if the effect would be dilutive.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


December 31,                                             1993       1992
                                                       ---------  ---------

ASSETS

Current assets:

     Cash and cash equivalents  (Notes 4, 7 and 18)    $ 46,210   $ 28,496
     Short-term investments (Notes 4, 7 and 18)          76,662    121,663
     Accounts and contracts receivable                   12,078     12,668
     Interest receivable                                    471      1,777
     Inventory (Note 5)                                  13,874     16,858
     Prepaid expenses                                     2,392      3,642
     Other current assets                                 1,024      2,060
                                                       --------   --------
                                                        152,711    187,164


Fixed assets (Note 7):
     Land and buildings                                  64,284     77,426
     Equipment, furniture, fixtures and
      improvements                                       78,932     92,604
                                                       --------   --------
                                                        143,216    170,030
     Less accumulated depreciation                      (58,533)   (51,840)
                                                       --------   --------
                                                         84,683    118,190

Long-term investments (Note 4)                           17,156     12,924

Intangible and other assets                              26,489     30,990
                                                       --------   --------

       Total assets                                    $281,039   $349,268
                                                       ========   ========

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                 (In thousands)


December 31,                                           1993       1992
                                                     ---------  ---------

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

          Accounts payable                          $   7,133  $   4,479
          Accrued expenses  (Note 6)                   23,127     34,557
          Unearned revenues                             2,690      2,837
          Note payable (Note 7)                         6,186      6,593
          Current portion of
           long-term debt (Note 7)                     20,468     28,640
                                                    ---------  ---------
                                                       59,604     77,106

Long-term debt (Note  7)                              238,100    238,166


Other liabilities                                       2,023      2,772

Minority interest                                         506        503

Shareholders' equity (Notes 2, 8 and 18):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued           -          -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            43,672 and 41,192 issued and
            outstanding at December 31, 1993
            and 1992, respectively                        437        412
          Additional paid-in capital                  601,138    575,072
          Deficit                                    (625,049)  (550,670)
          Unrealized loss on marketable
            securities                                   (635)         -
          Cumulative foreign currency
            translation adjustments                     4,915      5,907
                                                    ---------  ---------
                                                      (19,194)    30,721
                                                    ---------  ---------
              Total liabilities and
                shareholders' equity                $ 281,039  $ 349,268
                                                    =========  =========

See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands except per share data)


For the years ended December 31,                        1993        1992        1991
                                                      ---------  ----------  ----------

Revenues:
  Sales                                              $  48,071  $   58,394  $   44,328
  Contracts (including related
    party revenues of: $10,109
    in 1993, $16,071 in 1992 and
    $4,902 in 1991) (Note 10)                           27,859      67,838       8,869
                                                     ---------  ----------  ----------
                                                        75,930     126,232      53,197

Costs and expenses:
  Cost of sales                                         15,819      21,764      16,521
  Research and development (including contract
    revenue-related expenses of $9,414 in 1993,
    $11,871 in 1992 and $4,275 in 1991)                 66,113     106,633      71,701
  Marketing, general and administrative (including
    contract revenue-related expenses of $2,327
    in 1993, $3,176 in 1992, and $1,608 in 1991)        35,864      87,438      88,782
  Charge for acquired research and
    development (Note 11)                                    -           -      70,147
  Charges related to HA-1A inventory                     3,500      64,877           -
  Restructuring charges (Note 17)                        9,387      15,266           -
                                                     ---------  ----------  ----------
                                                       130,683     295,978     247,151

Other Income (expenses):
  Litigation settlement (Note 2)                             -     (11,245)          -
  Interest income                                        4,192       8,446      11,776
  Interest expense                                     (20,087)    (19,798)    (11,354)
  Net loss on long-term investments (Note 12)           (2,477)     (1,126)          -
  Minority interest and other                           (1,254)       (677)     (2,023)
                                                     ---------  ----------  ----------
                                                       (19,626)    (24,400)     (1,601)

Net loss                                              ($74,379)  ($194,146)  ($195,555)
                                                     =========  ==========  ==========

Net loss per share                                      ($1.79)     ($4.90)     ($5.72)
                                                     =========  ==========  ==========

Weighted average number of shares
  outstanding                                           41,482      39,623      34,172
                                                     =========  ==========  ==========

See accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

               For the years ended December 31,                   1993        1992        1991
                                                                ---------  ----------  ----------

Cash flows used for operating activities:
  Net loss                                                      ($74,379)  ($194,146)  ($195,555)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
     Charge for acquired research and development                      -           -      70,147
     Inventory and restructuring charges                           7,773      80,143           -
     Litigation charges                                           (1,245)      1,245           -
     Net loss on long-term investments                             2,477       1,126           -
     Depreciation and amortization                                25,804      24,217      18,176
     Amortization of deferred income                                (268)        (39)        (71)
     Minority interest and other                                   1,157         189       1,115
     Changes in assets and liabilities:
          Related party receivables                                    -           -       8,015
          Accounts and contracts receivables                         490       1,385      (6,778)
          Interest receivable                                      1,296       2,714      (2,349)
          Inventory                                                 (591)     (9,197)    (41,476)
          Prepaid expenses                                        (1,606)     (4,438)     (3,943)
          Other current assets                                       529       2,388         502
          Intangible and other assets                             (1,759)      2,741      (4,438)
          Accounts payable                                         2,753     (12,650)      5,821
          Unearned revenue                                           152       2,837           -
          Accrued expenses and other liabilities                  (5,157)     (7,802)     13,494
          Other long-term liabilities                                277        (531)        301
                                                               ---------  ----------  ----------
    Net cash used for operating activities                       (42,297)   (109,818)   (137,039)

Cash flows from (used for) investing activities:
  Net sales (purchases) of investments                            35,197      87,293    (131,277)
  Net purchases of fixed assets                                   (2,008)    (18,168)    (31,129)
  Proceeds from sale of St. Louis facility                        11,913           -           -
  Acquisition of interests in limited partnerships                     -     (12,375)     (3,465)
  Acquisition of stock of Mercia Diagnostics Limited                   -      (8,700)          -
  Other                                                                -           -       1,544
                                                               ---------  ----------  ----------
    Net cash from (used for) investing activities                 45,102      48,050    (164,327)

Cash flows from financing activities:
  Net proceeds from issuance of  Common Stock                     23,123      67,726      80,272
  Proceeds from issuance of long-term debt and notes payable       2,500      15,931     251,534
  Reduction of long-term debt and notes payable                   (9,453)     (2,015)    (35,745)
  Distribution to minority interest                                    -        (756)       (183)
                                                               ---------  ----------  ----------
    Net cash from financing activities                            16,170      80,886     295,878
Effect of foreign currency translation                            (1,261)     (1,508)      1,248
                                                               ---------  ----------  ----------

Net increase (decrease) in cash and cash equivalents              17,714      17,610      (4,240)
Beginning cash and cash equivalents                               28,496      10,886      15,126
                                                               ---------  ----------  ----------

Ending cash and cash equivalents                               $  46,210  $   28,496  $   10,886
                                                               =========  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                              Common Stock                           Net unrealized       Cumulative
                                            ---------------  Additional                 loss on        foreign currency
                                             Number     Par   Paid in                  marketable        translation
                                            of Shares  Value  Capital     Deficit      securities        adjustments
                                            ---------  -----  --------  -----------  ---------------  -----------------
Balance at December 31, 1990                   27,998   $280  $319,968   ($160,969)          $    -            $ 9,385

Issued upon exercise of options and
  warrants or as stock grants                   4,349     44    75,438           -                -                  -
Issued to employee benefit plan                    11      -       257           -                -                  -
Vested pursuant to
  restricted stock award plan                     134      1     1,638           -                -                  -
Issued upon conversion of convertible
  debentures                                    3,132     31    23,188           -                -                  -
Issued upon acquisition of
  Tocor (Note 11)                               2,057     21    68,979           -                -                  -
Translation adjustments for the period              -      -         -           -                -              1,321
Net loss                                            -      -         -    (195,555)               -                  -
                                               ------   ----  --------  ----------   --------------   ----------------
Balance at December 31, 1991                   37,681    377   489,468    (356,524)               -             10,706

Issued to Eli Lilly and
  Company (Note 3)                              2,000     20    49,980           -                -                  -
Issued upon exercise of options and
  warrants or as stock grants                   1,334     13    17,474           -                -                  -
Issued to employee benefit plan                     9      -       479           -                -                  -
Warrants issued in Tocor II
  transaction (Note 8)                              -      -    14,625           -                -                  -
Vested pursuant to
  restricted stock award plan                     168      2     3,046           -                -                  -
Translation adjustments for the period              -      -         -           -                -             (4,799)
Net loss                                            -      -         -    (194,146)               -                  -
                                               ------   ----  --------  ----------   --------------   ----------------
Balance at December 31, 1992                   41,192    412   575,072    (550,670)               -              5,907


Issued to Wellcome, plc (Note 3)                2,000     20    19,980           -                -                  -
Issued upon exercise of options and
  warrants or as stock grants                     329      3     2,908           -                -                  -
Issued to employee benefit plan                    57      1       970           -                -                  -
Vested pursuant to
  restricted stock award plan                      94      1     2,208           -                -                  -
Translation adjustments for the period              -      -         -           -                -               (992)
Unrealized loss on marketable securities            -      -         -           -             (635)                 -
Net loss                                            -      -         -     (74,379)               -                  -
                                               ------   ----  --------  ----------   --------------   ----------------
Balance at December 31, 1993                   43,672   $437  $601,138   ($625,049)           ($635)           $ 4,915
                                               ======   ====  ========  ==========   ==============   ================


                  Notes to Consolidated Financial Statements

Note 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and joint ventures.

     Investments
     -----------

     The Company classifies investments with original maturities of three months or less as cash equivalents. Investments with maturities of one year or less are classified as short-term.

     Short-term marketable securities are carried at cost, which approximates market value. Long-term debt securities which the Company has the ability and intent to hold until maturity are carried at cost. Long-term marketable equity securities are carried at the lower of cost or market value.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which must be adopted by the Company beginning January 1, 1994. The Company does not expect the effect of adoption of this statement to be material to its financial statements.

     Inventory
     ---------

     Inventory is stated at the lower of cost or market using the first-in, first-out method for diagnostic product inventories and the average cost method for pharmaceutical product inventories.

     Inventories have various expiration dates. Reserves are provided for inventories which are likely to expire prior to sale or are likely to be otherwise not available for sale.

     Fixed Assets and Depreciation
     -----------------------------

     Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 31 years. Leasehold improvements are amortized over the applicable lease period or their estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense, and major renewals and improvements are capitalized.

     Intangible Assets
     -----------------

     Intangible assets are stated at cost, net of accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, generally 10 to 20 years. Intangible assets at December 31, 1993 and 1992 were $9,364,000 and

                  Notes to Consolidated Financial Statements

$11,560,000, respectively, net of accumulated amortization of $3,666,000 and $5,583,000 at December 31, 1993 and 1992, respectively.

  Revenue Recognition
  -------------------

  For contracts under which the Company is reimbursed for expenses, revenue is recognized as the related expenses are incurred. Non-refundable fees or milestone payments in connection with research and development or commercialization agreements are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Payments received which are related to future performance are deferred and recognized as revenue over the specified future performance periods.

  Sales revenues are recognized at the time the goods are shipped or when title to the goods passes to the buyer.

  Income Taxes
  ------------

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The adoption of SFAS 109 had no impact on the Company's financial statements. See
Note 13.

  Per Share Data
  --------------

  Per share data are based upon the modified treasury stock method and are calculated using the weighted average number of outstanding shares of Common Stock. Common Stock issuable upon the exercise of stock options or warrants and upon the vesting of restricted stock awards are included in the per share calculations only to the extent their inclusion would have an aggregate dilutive effect. Common Stock issuable upon conversion of convertible debt securities are included only in the fully diluted per share calculations to the extent their inclusion would have a dilutive effect.

  Foreign Currency Translation
  ----------------------------

  Assets and liabilities of subsidiaries denominated in foreign currencies are translated at rates in effect at the appropriate year-end. The revenues and expenses of such subsidiaries are translated at average rates for the period of operation. The differences resulting from such translation as compared to the equity of such subsidiaries translated at historical rates are included in cumulative foreign currency translation adjustments, a separate component of shareholders' equity.

                  Notes to Consolidated Financial Statements

Note 2
COMMITMENTS AND CONTINGENCIES

  Liquidity and Capital Resources

  The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company will need to secure significant additional capital in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional capital will be available to the Company. There also can be no assurance that the Company will materially reduce its current rate of net cash outflows or generate significant and sustained levels of pharmaceutical product sales. The FDA has not approved any of the Company's pharmaceutical products for marketing. There can be no assurance that FDA or other regulatory approvals of any of the Company's products will be obtained. Failure to obtain timely FDA or other regulatory approvals of pharmaceutical products will have a material adverse effect on the Company. The status of the Company's major pharmaceutical products is discussed below.

  The Company has been implementing a business plan employing a collaborative strategy utilizing, among other things, alliances with established pharmaceutical companies. The Company's ability to further reduce its current rate of net cash outflows is also dependent upon the extent to which it can expand collaborations with established pharmaceutical companies and achieve milestones under such collaborative agreements. No assurance can be given that such collaborations can be expanded or that such milestones can be achieved.

  At December 31, 1993, the Company had cash, cash equivalents and investments of $140,028,000, including equity investments of $11,230,000. During the year ended December 31, 1993, the Company had negative cash flows from operations of $42,297,000. The Company's total cash flows in 1993 included $30,000,000 received from Wellcome of which $20,000,000 was received for the purchase of 2,000,000 shares of the Company's Common Stock. Additionally, cash flows in 1993 included the proceeds of $11,900,000 from the sale of the Company's St. Louis facility and the repayment of $5,800,000 of mortgage debt related to that facility. If the Exchange Offer which is discussed in Note 18 had been consummated as of December 31, 1993, the Company's cash and investment balance at December 31, 1993 would have been $191,522,000.

  At December 31, 1992, the Company had cash, cash equivalents, and investments of $163,083,000, including equity investments of $12,924,000. During the year ended December 31, 1992, the Company had negative cash flows from operations of $109,818,000 and acquired $23,309,000 of fixed assets. Cash flows from operations for the year ended December 31, 1992 included $50,000,000 received from Lilly primarily for reimbursement of expenses associated with HA-1A. Additionally, during 1992, the Company expended $12,375,000 to purchase the limited partnership interests in

                  Notes to Consolidated Financial Statements

CPII, $8,700,000 to acquire all the outstanding shares of capital stock of Mercia, a European diagnostics manufacturing and sales company, and $10,000,000 in connection with the settlement of certain class action securities litigation. These cash outflows were partially offset by cash inflows which included the receipt of $50,000,000 from Lilly for the purchase of 2,000,000 shares of the Company's Common Stock and $15,931,000 from borrowings under loan agreements. During the year ended December 31, 1991, the Company had negative cash flows from operations of $137,039,000 and acquired $31,129,000 of fixed assets. Also during 1991, the Company received significant cash inflows from financing activities, principally the net proceeds of $224,537,000 from the issuance of the Company's 7-1/4 percent Notes and 6-3/4 percent Debentures. During the years ended December 31, 1992 and 1991, the Company received $17,726,000 and $80,272,000, respectively, from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  Agreements covering $20,402,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at December 31, 1993 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,402,000 of debt as short-term. Additionally, $6,186,000 of the Company's short-term debt is secured by investments at the lending bank of $6,375,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

Status of CentoRx

  The Company's therapeutic products under development include CentoRx, a product intended to treat or prevent the formation of blood clots in the cardiovascular system. In the first quarter of 1993, the Company completed a randomized, double-blinded, placebo-controlled Phase III trial in high-risk coronary angioplasty patients that enrolled 2,099 patients at 56 medical centers. The Company filed product license applications for CentoRx in the United States and Canada in 1993 and has filed product license applications in several countries in Europe in 1994. There can be no assurance that CentoRx will be approved for commercial sale in the United States, Europe or elsewhere. See Part I Item 1 "Business - Research and Development." During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement to reflect such event. See Part I Item 1 "Business - Marketing and Sales." Pursuant to that amendment, Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continued development of CentoRx for various clinical indications.

                  Notes to Consolidated Financial Statements


Status of Panorex
- -----------------

  Panorex, a product intended to treat colorectal cancer, has been tested in a Phase III trial at six German medical centers which enrolled 189 colorectal cancer patients who were subsequently monitored for the accumulation of five-year survival data. The Company expects to complete the filing of an application in 1994 requesting marketing approval for Panorex in Germany. There can be no assurance that Panorex will be approved for commercial sale in Germany or elsewhere. During 1993, the Company and Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. See
Part I Item 1 "Business - Marketing and Sales."

Status of HA-1A

  HA-1A is a product intended for the treatment of patients with severe sepsis who are dying from endotoxemia. The Company has filed product license applications in the United States, Europe, and other countries seeking approval to market HA-1A. Regulatory approvals to market HA-1A were received in several European countries. In April 1992, the FDA advised the Company that there was insufficient evidence of efficacy for approval of HA-1A at that time. In June 1992, the Company initiated a second randomized, double-blinded, placebo-controlled, Phase III U.S. clinical trial of HA-1A in the treatment of patients with Gram-negative bacteremia and septic shock. The Company terminated this trial in 1993 after concluding that there was no reduction in the mortality rate among HA-1A-treated patients who did have Gram-negative bacteremia in comparison with placebo-treated patients in the same group. The Company and its principal distributor of HA-1A, Lilly, also voluntarily suspended sales and conducted a recall of the drug in Europe and elsewhere where the drug is authorized for sale. The regulatory approvals to market HA-1A currently remain in effect pending the results of further clinical trials. The Company is currently conducting a randomized, double-blinded, placebo-controlled Phase III European clinical trial of the efficacy of HA-1A in the treatment of patients with fulminant meningococcemia. There can be no assurance that any further trials of HA-1A will be initiated or will be successful.

  The Company is supplying HA-1A on a limited compassionate-use basis in certain countries in Europe. There can be no assurance that any commercial sales of HA-1A will resume in Europe.

Shareholder Litigation

  On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor, Inc., and Tocor II, Inc. was filed in the Court of Common Pleas of the Commonwealth of Pennsylvania, in and for Chester County. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making the Exchange Offer, recommending acceptance of the Exchange Offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the Exchange Offer, the

                  Notes to Consolidated Financial Statements

establishment of a "truly independent" special committee and financial advisor to consider the Exchange Offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. No injunction was, in fact, sought, and the Exchange Offer was made and consummated. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

  In January 1993, purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and certain present and former directors and/or officers of the Company and/or Tocor II, and Lilly. The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 (the "Complaint") was filed in May 1993, based on alleged violations of securities laws and alleged breaches of the named individual defendants of fiduciary duties to Centocor. All claims against all defendants, except the Company and two of its officers/directors, were voluntarily dismissed when the Complaint was filed. The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about the Company in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. The Complaint seeks compensatory damages in unspecified amounts, counsel fees, interest, costs of suit, and such other relief that the court deems appropriate. Defendants answered the Complaint and denied the allegations therein. The Company believes that the allegations set forth in the Complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

  On June 3, 1993, the United States District Court for the Eastern District of Pennsylvania entered an order approving as final a settlement of the class action securities litigation and derivative actions captioned In Re Centocor, Inc. Securities Litigation, No. 92-CV-1071, which had been preliminarily approved in December 1992. The court had previously entered an order certifying
(i) the litigation to proceed as a class action and (ii) a class of plaintiffs consisting of all persons who purchased the Company's securities during the period February 19, 1991 through April 20, 1992, and who sustained damages as a result of such purchases. All claims against the Company and the other defendants were dismissed on June 3, 1993, except as to those who opted out of the class. In settlement of the securities claims, the Company made a cash payment of $18,000,000; in settlement of the derivative action brought on behalf of the Company, the Company received a cash payment of $8,000,000; and in settlement of the derivative action brought on behalf of Tocor II, the Company and Tocor II amended certain agreements between them to provide that the Company would, over time, forego $3,000,000 of contract payments. In connection with the settlement, the Company recorded a charge to earnings of $11,245,000 in the fourth quarter of 1992, representing the net cost of the proposed settlement to the Company, including legal fees. The Company does not expect the effect, if

                  Notes to Consolidated Financial Statements

any, of the outcome of any litigation resulting from those who opted out of the class to be material to the Company's financial condition.

Other Litigation

  In October 1992, the Company was served with a complaint filed by Velos in the United States District Court for the District of Maryland. The complaint alleges, principally, that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, which includes claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections. The complaint seeks declaratory relief, monetary relief in excess of $100,000,000, and requests that the Company place in escrow one-half of the amounts received by the Company pursuant to its agreements with Lilly. The complaint does not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed with leave to replead on June 22, 1993. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement, and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of Centocor's affirmative defenses. The Company has responded to that motion. The Company believes that the allegations of Velos are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

  In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin (HA-1A). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had filed a motion

                  Notes to Consolidated Financial Statements

to dismiss earlier. In September the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. The Company believes the allegations which remain are without merit and intends vigorously to defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

Partnerships
- ------------

  The Company has licensed certain technology related to CentoRx and Capiscint to CPIII and performs research and development with respect to such technology on CPIII's behalf. CPIII holds the rights to the licensed technology and results of the research and development efforts related thereto. The Company has the option to acquire such rights through its option to purchase the limited partnership interests in CPIII. The Company's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to $15,000 per full limited partnership interest and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. There have not as yet been any commercial sales of CPIII products. If the Company elects to exercise its option to purchase the limited partnership interests in CPIII, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. If the Company exercises its CPIII purchase option, the Company expects that it would record a significant charge to earnings representing the purchase of in-process research and development. See Note 3 for a discussion of the option that Lilly has exercised to become the exclusive distributor for CentoRx, a cardiovascular product being developed by the Company for CPIII.

  The Company has entered into indemnity agreements with CPIII and the former limited partners of CCIP and CPII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the United States Government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

Royalties

  The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships, including payments to the former limited partners of CPII based on any sales of HA-1A. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII,

                  Notes to Consolidated Financial Statements

the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of CentoRx.

  The Company has entered into agreements to support research at certain research institutions. These agreements, which grant the Company licenses and/or options to license certain technology resulting from the research, generally require the Company to pay royalties to such institutions on the sales of any products that utilize the licensed technology. Further, the Company has licenses under certain patents and pays the patent holders or their licensees royalties on sales of products covered by such patents.

  All royalties are reflected in cost of sales as incurred. Royalty costs represent a significant percentage of sales.

Product Liability

  The testing and marketing of medical products entails an inherent risk of product liability. The Company maintains limited product liability insurance coverage. Such insurance is becoming increasingly difficult and expensive to obtain. The Company's business may be adversely affected by a successful product liability claim in excess of its insurance coverage.

    Under various contractual agreements, the Company has agreed to indemnify third parties against certain losses, including losses arising from product liability and patent infringement claims pertaining to the Company's products.

Note 3
COLLABORATIVE ARRANGEMENTS

Relationship with Eli Lilly and Company

  In July 1992, the Company and Lilly entered into various agreements pursuant to which Lilly made certain cash payments to the Company as further described below.

  During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement. As part of the amendment Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continued development of CentoRx for various clinical indications. Under the Sales and Distribution Agreement, the Company is principally responsible for developing and manufacturing HA-1A and CentoRx and for securing regulatory approvals. Lilly is principally responsible for the marketing, selling and distribution of HA-1A and CentoRx after regulatory approvals. If approved, the Company will sell HA-1A and CentoRx to Lilly for Lilly's further sale to the end market. Under certain circumstances, such as acts of God, material breach of the agreement or bankruptcy by the Company, or in the event the Company cannot manufacture CentoRx, Lilly has the option to assume the manufacture of CentoRx and assure the continued supply of the product, even to the extent of acquiring the Company's related manufacturing assets at their independently appraised values. Lilly and the

                  Notes to Consolidated Financial Statements

Company are cooperating in order to maximize the commercial potential of CentoRx. See Note 2 for a discussion of the Company's option to acquire the rights to CentoRx through its option to acquire the limited partnership interests in CPIII. As further described in Note 2, the Company and Lilly suspended sales and conducted a recall of HA-1A in Europe.

  Under an Investment Agreement, Lilly acquired two million newly issued shares of the Company's Common Stock for $50 million in 1992. The Company received an additional $50 million from Lilly primarily for reimbursement of expenses related to HA-1A. In 1993, Lilly paid the Company $5 million for the achievement of certain milestones related to CentoRx and may make certain future payments based on the achievement of additional milestones. The Company may be required to make a payment to Lilly of $60 million through December 31, 1994, or decreasing amounts through December 31, 1999, in the event of any change in control of the Company or in the event of any governmental action or determination which results in the Sales and Distribution Agreement not being in full force and effect in all material respects in major jurisdictions, excluding the United States, and the subsequent termination of the Sales and Distribution Agreement by Lilly based solely on such events.

Relationship with Wellcome plc

  In 1993, Centocor and Wellcome entered into an alliance agreement for the development and marketing of certain of Centocor's monoclonal antibody-based cancer therapeutic products, including Panorex. Wellcome will contribute to the continuing clinical development of Panorex and up to six other potential drugs and then market and sell any approved drugs in most parts of the world.

  Under an Investment Agreement, Wellcome paid Centocor $20 million in exchange for two million newly issued shares of the Company's Common Stock. In addition, Wellcome paid Centocor a $10 million non-refundable license fee at the closing of the transaction, and may make certain future payments up to $70 million based on the achievement of milestones and the acquisition of certain manufacturing technologies.

Note 4
CASH EQUIVALENTS AND INVESTMENTS

  Cash equivalents and investments consist principally of U. S. Treasury securities and bank certificates of deposit. Short-term investments at December 31, 1993 also include equity investments with carrying values of $2,800,000. Long-term investments also include certain equity investments with carrying values of $8,430,000 and $12,924,000 at December 31, 1993 and December 31, 1992,
respectively.

  The aggregate market value of all short-term investments at December 31, 1993 and December 31, 1992 was $76,739,000 and $121,669,000, respectively. The aggregate market value of all long-term investments at December 31, 1993 and December 31, 1992 was $17,156,000 and $14,523,000, respectively.

                  Notes to Consolidated Financial Statements

  The Company has agreed to maintain investments of $26,375,000 at December 31, 1993 at certain banks as collateral for loans from those banks. See Notes 2 and 7.

Note 5
INVENTORY

Inventory consists of the following (in thousands):

December 31          1993     1992
                    -------  -------

 Raw materials      $ 3,791  $ 5,431
 Work in process      8,388    9,675
 Finished goods       1,695    1,752
                    -------  -------
                    $13,874  $16,858
                    =======  =======

  Inventory at December 31, 1993 and December 31, 1992 includes $5,920,000 and $10,387,000, respectively of certain pharmaceutical products for which the Company has not yet obtained marketing approval, including certain raw materials to be used in the production of such inventories. See Note 2. Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
ACCRUED EXPENSES

  Accrued expenses consist of the following (in thousands):

December 31,       1993     1992
                  -------  -------

Compensation      $ 5,753  $ 5,824
Interest            6,506    5,254
Severance           1,158    8,038
Product recall      1,075    4,097
Other               8,635   11,344
                  -------  -------
                  $23,127  $34,557
                  =======  =======

Note 7
DEBT

  Note Payable

  Note payable at December 31, 1993 and 1992 consists of $6,186,000 and $6,593,000, respectively of borrowings under short-term notes at an interest rate of 6.4 percent per annum at December 31, 1993, payable in Dutch guilders no later than March 28, 1994. These borrowings are secured by investments at the lending bank of $6,375,000.

                  Notes to Consolidated Financial Statements


  Long-term debt

  Long-term debt consists of the following (in thousands):

December 31                   1993       1992
                            ---------  ---------

7-1/4 percent Notes         $106,640   $106,640
6-3/4 percent Debentures     125,000    125,000
Mortgage Debt                 16,134     22,803
Long-term Note                10,794     12,363
                            --------   --------
                             258,568    266,806
Current Portion              (20,468)   (28,640)
                            --------   --------
                            $238,100   $238,166
                            ========   ========

7-1/4 Percent Notes

  On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at December 31, 1993 of $33,114,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 105 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of the 7-1/4 percent Notes in certain limited circumstances, including a change in control of the Company.

  6-3/4 Percent Debentures

  On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at December 31, 1993 of $33,114,000 and all future senior indebtedness of the Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 104 percent of the principal amount of the 6-3/4 percent Debentures, provided that prior to October 16, 1994, the 6-3/4 percent Debentures may not be redeemed unless for 30 successive trading days ending within 15 days of the date of the redemption notice the closing price of the Company's Common Stock as reported on the NASDAQ National Market System is at least 130 percent of the then effective conversion price of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures in certain limited circumstances, including a change in control in the Company.

                  Notes to Consolidated Financial Statements

  Mortgage Debt

  Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company has such a loan outstanding with a balance of approximately $6,526,000 at December 31, 1993 which bears interest at an annual rate of 10 percent through its maturity date of May 1, 1995. A Netherlands loan, with an outstanding balance of approximately $5,515,000 at December 31, 1993, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At December 31, 1993, this loan is classified as short-term (see "Loan Covenants").

  In July 1993, the Company completed the sale of its St. Louis facility for $11,900,000 and in connection therewith, repaid $5,800,000 of debt related to this facility.

  Long-term Note

  The Company borrowed $10,793,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At December 31, 1993, this loan is classified as short-term (see "Loan Covenants").

  Loan Covenants

  Agreements covering $20,402,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintains certain investments at the lending bank, which at December 31, 1993 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,402,000 of debt as short-term. Additionally, $6,186,000 of the Company's short-term debt is secured by investments at the lending bank of $6,375,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

  Other

  Scheduled repayments on the mortgage debt and long-term note pursuant to the terms of the related loan agreements are $2,304,000 for 1994, $8,707,000 for 1995, $2,247,000 for 1996, $2,251,000 for 1997, $2,256,000 for 1998 and
$9,163,000 due thereafter.

  The fair market value of the Company's long-term debt at December 31, 1993, principally determined by quoted market prices, was $192,637,000 as compared to its carrying value of $238,100,000. The carrying amount of the Company's debt classified as short-term at December 31, 1993 approximates its fair market value.

                  Notes to Consolidated Financial Statements

Note 8
SHAREHOLDERS' EQUITY

  Capital Stock

  In December 1993, the Company issued 2,000,000 shares of its Common Stock pursuant to the terms of an agreement with Wellcome as described in Note 3. Additionally, in August 1992, the Company issued 2,000,000 shares of its Common Stock pursuant to the terms of an Investment Agreement with Lilly as described in Note 3. At December 31, 1993, approximately 27,901,000 shares of Common Stock were reserved for issuance upon exercise of warrants and stock options, pursuant to employee retirement savings and stock award plans and agreements, and upon conversion of convertible debt securities. Additionally, at December 31, 1993, approximately 358,000 shares of preferred stock were reserved for issuance under a shareholder rights plan which is further described below. Further, in March 1994, the Company issued approximately 6,793,000 shares of its Common Stock in connection with an Exchange Offer. See Note 18.

  Warrants

     In January 1992, the Company and Tocor II completed the sale to the public of 2,250,000 units, each unit consisting of one share of callable common stock of Tocor II, one Series T warrant, and one callable warrant. The net proceeds of the offering were used by Tocor II principally to engage the Company to conduct research and development under contract (see Notes 10 and 18). In connection with the issuance of the Series T warrants, the Company recorded a deferred asset in an amount equal to the value of those warrants. Such asset was amortized over the term of the research and development contract.

                  Notes to Consolidated Financial Statements

     At December 31, 1993, warrants to purchase approximately 12,833,000 shares of the Company's Common Stock were outstanding. The specific exercise prices per share and exercise periods of such warrants are set forth below (in thousands except per share amounts):

Shares Issuable
Upon Exercise         Exercise Period            Exercise Price Per Share
- ---------------       ---------------            ------------------------
5,442                 Through December 31, 1994         $11.25
1,475                 Through February 28, 1995         $19.33
  882                 Through February 28, 1995         $16.66
  534                 Through February 28, 1996         $10.83*
2,250                 January 1, 1994 through
                      December 31, 1996                 $64.50**
2,250                 January 1, 1996 through
                      December 31, 1997                 $49.75***

* The exercise price increases by $2.50 per share for the last two years of the exercise period.
** See Note 18.
*** These warrants are callable. The exercise price may vary depending on the closing price of the Company's Common Stock over a certain period, but shall in no event be less then $49.75 per share. See Note 18.

Stock Option and Restricted Stock Award Plans

     The Company maintains stock option plans pursuant to which options to purchase a total of approximately 8,650,000 shares of its Common Stock have been authorized for grant to the Company's employees and to its non-employee directors. Under the terms of these plans, the option exercise price may not be less than the fair market value of the underlying stock at the time the option is granted. The options granted under these plans generally expire upon the earlier of the termination of the optionee's employment or service or ten years from the date of the grant. Additionally, non-qualified stock options have been granted to certain directors and employees of, and certain consultants to, the Company pursuant to non-qualified stock option agreements with terms similar to those set forth in the plans. The following table summarizes the activity with respect to the Company's stock options (in thousands except per share amounts):

Year ended December 31,
                         1993                      1992                      1991
                Options   Exercise Price  Options   Exercise Price  Options   Exercise price
Outstanding,
beginning
of year           5,948     $ 7.38-56.00    6,126     $ 7.38-53.50    5,202     $ 7.38-23.38
Granted           2,681     $6.50-14.125    2,974     $8.375-58.50    1,438     $19.38-53.50
Exercised          (304)    $7.375-12.00     (420)    $ 7.38-16.00     (380)    $ 7.38-15.13
Canceled         (2,555)    $6.875-56.00   (2,732)    $ 7.38-58.50     (134)    $ 7.38-32.25
                 ------     ------------   ------     ------------    -----     ------------
Outstanding,
end of year       5,770     $ 6.50-53.50    5,948     $ 7.38-56.00    6,126     $ 7.38-52.50
                 ======     ============   ======     ============    =====     ============

          During 1993 and 1992, a substantial number of outstanding options were canceled in exchange for the grant of fewer options with an exercise price equal to the fair market value at date of grant of $7.125 per share in 1993 and $12.625 in 1992. At December 31, 1993, options

                  Notes to Consolidated Financial Statements

to purchase a total of approximately 2,726,000 shares of Common Stock were exercisable, and approximately 3,044,000 options become exercisable as follows (in thousands):

Year ending December 31,        Shares
- ------------------------        ------
1994                               996
1995                             1,095
1996                               533
1997                               420

  The Company maintains a Restricted Common Stock Award Plan, pursuant to which a total of approximately 2,000,000 shares of the Company's Common Stock have been authorized for award to eligible employees. The number of shares awarded in each year and the terms under which such shares vest are determined by the Board of Directors at the time of the award. Generally, a portion of the shares awarded vests annually over a period of five years from the date of the award. As of December 31, 1993, awards of approximately 359,000 shares of the Company's Common Stock were outstanding and are scheduled to vest in the following periods (in thousands):

Year ending December 31,  Shares
- ------------------------  ------
1994                        122
1995                         85
1996                         67
1997                         46
1998                         39

  The terms of options unexercisable as of December 31, 1993 for an aggregate of approximately 1,515,000 shares and restricted stock awards unvested as of December 31, 1993 for an aggregate of approximately 229,000 shares provide for the acceleration of the exercisability of such options and the vesting of such restricted stock awards upon the occurrence of certain events constituting a change in control of the Company. Further, in such event, the holders of approximately 2,808,000 options may then choose to receive cash through the exercise of a limited stock appreciation right in lieu of exercising their options.

  Qualified Savings and Retirement Plan

  The Company maintains a Qualified Savings and Retirement Plan for the benefit of its employees. Employees' benefits are based solely on the employees' discretionary contributions and the Company's discretionary matching contributions, which the Company generally makes in its Common Stock. Employee contributions to the Plan may be invested in various instruments, including the Company's Common Stock, at the discretion of the employee.

  Shareholder Rights Plan

  The Company maintains a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, each common shareholder receives one-half of one Right (a "Right") for each share of Common Stock held. Each Right entitles the holder to purchase from the Company one one-

                  Notes to Consolidated Financial Statements

hundredth of a share of Series A Preferred Stock at an exercise price of $170. The Rights will become exercisable and will detach from the Common Stock in the event any individual or group acquires 20 percent or more of the Common Stock, or announces a tender or exchange offer which, if consummated, would result in the ownership by that person or group of at least 30 percent of the Common Stock.

  If, following an acquisition of 20 percent or more of the Common Stock, the Company is acquired by any person in a merger or other business combination transaction or sells more than 50 percent of its assets or earning power to any person, each Right will entitle the holder to purchase, for the exercise price, common stock of the acquiring company with a value of twice the exercise price. In addition, if any person acquires 30 percent or more of the Common Stock, each Right will entitle the holder, other than an acquiring person, to purchase Common Stock of the Company with a value of twice the exercise price. The Rights also provide for protection against self-dealing transactions by a 20 percent shareholder.

  The Company may redeem the Rights at $.02 per Right at any time until the tenth day after the acquisition by a person or group beneficially owning 20 percent or more of its Common Stock. The Rights will expire on September 26, 1998 unless earlier redeemed.

Note 9
GEOGRAPHIC AND CUSTOMER INFORMATION

    Geographic Information (in thousands)

                                                         Identifiable
Year ended December 31,           Revenue        Loss          assets
1993
United States                    $ 66,655     $ (72,601)    $211,411
Europe                              9,275        (1,778)      69,628
                                 --------     ---------     --------
                                 $ 75,930     $ (74,379)    $281,039
                                 ========     =========     ========

1992
United States                    $108,181     $(184,547)    $272,312
Europe                             18,051        (9,599)      76,956
                                 --------     ---------     --------
                                 $126,232     $(194,146)    $349,268
                                 ========     =========     ========

1991
United States                    $ 45,142     $(194,625)    $362,389
Europe                              8,055          (930)     110,540
                                 --------     ---------     --------
                                 $ 53,197     $(195,555)    $472,929
                                 ========     =========     ========

   In January 1992, the Company acquired, for approximately $8,700,000 in cash, all of the outstanding shares of Mercia. The transaction was recorded as a purchase and resulted in $6,711,000 of goodwill which is being amortized over a 20-year period. The totals for Europe in the above table include the operations of Mercia from January 1992.

   Customer Information

   Sales to three distributors of the Company's diagnostic products accounted for 42 percent, 40 percent, and 48 percent of total product sales in 1993, 1992, and 1991, respectively.

                  Notes to Consolidated Financial Statements

Approximately 88 percent, 90 percent, and 83 percent of total product sales in 1993, 1992, and 1991, respectively, are attributable to shipments to customers outside of the United States.

Note 10
CONTRACT REVENUES

   Lilly Related
   -------------

   For the years ended December 31, 1993 and 1992, the Company recognized $5,000,000 and $50,000,000, respectively, of revenues pursuant to the Company's agreements with Lilly as further described in Note 3.

   Wellcome Related
   ----------------

   During the year ended December 31, 1993, the Company recognized $10,000,000 of revenues pursuant to the Company's agreements with Wellcome as further described in Note 3.

   Related Party Research & Development
   ------------------------------------

   During 1992 and 1993, the Company conducted research and development under contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders (see Note 8). Additionally, the Company recorded revenue of $2,500,000 in 1992 representing a non-refundable fee from Tocor II in connection with the license of certain technology by the Company to Tocor II. The Company amended the contract and a services agreement between the Company and Tocor II, in accordance with the settlement of the litigation described in Note 2, and reduced the management fee the Company is to receive in connection with the Tocor II research program from 10 percent to 5 percent. See Note 18 for a discussion of an exchange offer which resulted in the termination of the research and development contract and services agreement.

   In 1991, the Company performed research and development services under contracts with Tocor and CPII. In 1991, the Company acquired the callable common stock of Tocor and in 1992, the limited partnership interests in CPII.

                  Notes to Consolodated Financial Statements

   Revenues and expenses, including general and administrative expenses, related to the research programs of Tocor II, Tocor, and CPII were as follows (in thousands):


Year ended December 31,       1993       1992       1991
                              -------    -------    -------

Revenues:
 CPII                         $     -    $     -    $  879
 Tocor                              -          -     4,023
 Tocor II                      10,109     16,071         -
                              -------    -------    ------
                              $10,109    $16,071    $4,902
                              =======    =======    ======

Expenses:
 CPII                         $     -    $     -    $  768
 Tocor                              -          -     5,115
 Tocor II                      11,741     15,047         -
                              -------    -------    ------
                              $11,741    $15,047    $5,883
                              =======    =======    ======

          Not included in the above table are expenses of $19,389,000, $27,675,000, and $47,392,000, for the years ended December 31, 1993, 1992, and
1991, respectively, representing aggregate CPII, CPIII, and Tocor research costs funded by the Company in order to continue the progress of the research programs and to preserve the value of its purchase options (see Notes 2 and 11).

          Other

          The Company has entered into various commercialization agreements under which it has recognized revenues from non-refundable fees or milestone payments in support of its research and development efforts. Revenues recorded under these agreements amounted to $2,750,000, $1,767,000, and $3,606,000, for the years ended December 31, 1993, 1992, and 1991, respectively.

Note 11
CHARGE FOR ACQUIRED RESEARCH AND DEVELOPMENT

          In June 1991, the Company issued approximately 2,057,000 shares of its Common Stock as payment of the Tocor option exercise price of $69,000,000. Additionally, the Company purchased the remaining 105,000 outstanding shares of Tocor callable common stock for $2,520,000 from directors of Tocor who acquired such Tocor shares through exercise of stock options granted to them under the Tocor 1989 Directors' Non-Qualified Stock Option Plan, which was approved by Tocor stockholders in 1990.

          The cost of the above transaction has been allocated principally to the Tocor technology acquired, and the Company recorded a charge to earnings in the second quarter of 1991 of $70,147,000 representing the purchase of in-process research and development.

                  Notes to Consolodated Financial Statements

Note 12
OTHER INCOME (EXPENSES)

          During 1992, the Company recorded a charge to earnings of $11,245,000 in connection with the settlement of certain class action securities litigation (see Note 2). During 1993 and 1992, the Company recorded a charge to earnings of $2,477,000 and $2,296,000, respectively, representing an unrealized loss due to the other than temporary decline in the market value of marketable equity investments below the Company's cost for such investments. Other income (expenses) in 1992 include gains of $1,170,000 from sales of the Company's investments. Other income (expenses) also includes the CPIII share of the earnings of the joint venture between the Company and CPIII.

Note 13
INCOME TAXES

   Differences between the Company's (benefit) for income taxes for 1993, 1992, and 1991 and that computed by applying the statutory Federal income tax rate consist of the following (in thousands):

Year ended December 31,                                  1993        1992        1991
                                                       ---------  ----------  ----------

Statutory Federal income tax benefit
based upon loss before income taxes                     $(26,033)  $(66,010)   $(66,489)
Charges for acquired research and development                  -          -      23,850
Taxes exempt on income of foreign sales corporation            -          -        (691)
Benefit not recorded                                      26,033     65,116      43,246
Other items, including certain
   non-deductible expenses                                     -        894          84
                                                        --------   --------    --------
                                                        $      -   $      -    $      -
                                                        ========   ========    ========

  The Company recorded a charge for acquired research and development of $70,147,000 in 1991, which was not fully deductible for tax purposes in the year incurred. The ultimate amount and timing of the deductions related to this charge is uncertain; however, the Company believes that a portion of the charge may be deductible for tax purposes over the estimated useful life of the related technology acquired. At December 31, 1993, the tax effect of the Company's federal net tax loss carryforwards was $117,681,000 with expiration dates ranging from 2005 to 2008. Additionally, at December 31, 1993, the Company had research and development tax credits of $3,576,000 with expiration dates ranging from 1999 to 2007, and minimum tax credits of $381,000, which do not expire. Further, the tax effect of inventory reserves that are not currently deductible at December 31, 1993 were $20,682,000.

  Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at December 31, 1993.

                  Notes to Consolodated Financial Statements

Note 14
LEASES

  The Company is lessee under various non-cancelable operating leases, covering certain of the Company's facilities and equipment. The facility leases generally provide for the Company to pay all taxes and operating costs associated with the facility.

  The aggregate minimum rental commitments of leases are as follows (in thousands):


 Year ending December 31,
 1994                        $2,414,000
 1995                         1,945,000
 1996                         1,363,000
 1997                         1,378,000
 1998                         1,294,000
 Thereafter                   5,224,000

  Rent expense was $5,428,000, $9,665,000, and $6,412,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

Note 15
SUPPLEMENTAL INFORMATION ON CASH FLOWS

  Interest paid, net of amounts capitalized of $800,000 in 1991, was $19,421,000, $19,703,000, and $6,405,000, in 1993, 1992 and 1991, respectively.

  Income tax payments of $46,000, $70,000 and $270,000 were made in 1993, 1992 and 1991, respectively.

  Cash used for the purchases of investments as well as the cash received upon the maturities and sales of investments were as follows (in thousands):

Year ended December 31,             1993        1992        1991
                                    ----------  ----------  ----------

 Purchases                          $(168,643)  $(135,603)  $(273,298)
 Maturities and sales                 203,840     222,896     142,021
                                    ---------   ---------   ---------
                                    $  35,197   $  87,293   $(131,277)
                                    =========   =========   =========

  During 1992, the Company issued warrants to purchase 4,500,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $14,625,000. As further described in Note 11, the Company's exercise of its option to purchase the callable common

                  Notes to Consolodated Financial Statements

stock of Tocor resulted in a noncash increase to additional paid-in capital of $68,979,000 in 1991. During 1992, the Company acquired $2,134,000 of fixed assets by assuming the related debt obligation.

Note 16
QUARTERLY FINANCIAL DATA (UNAUDITED)

                       In thousands except per share data

Three Months Ended           March 31       June 30  September 30   December 31
- ------------------           --------       -------  ------------   -----------
1993
   Total revenues             $14,978       $13,753     $16,729        $30,470
   Sales                       11,684        10,918      12,048         13,421
   Gross profit from sales      7,790         6,935       8,206          9,321
   Net loss                   (25,529)(1)   (26,022)(1) (15,804)        (7,024)(2)
   Net loss per share         ($  .62)      ($  .63)    ($  .38)         ($.17)

1992
   Total revenues             $21,722       $20,465     $50,683        $33,362
   Sales                       16,121        15,981      17,294          8,998
   Gross profit from sales     10,227         9,493      10,692          6,218
   Net loss                   (45,848)(2)   (39,643)    (18,995)(3)    (89,660)(2)(3)(4)
   Net loss per share          ($1.20)       ($1.02)      ($.47)        ($2.18)

(1) During the first and second quarters of 1993, the Company recorded restructuring charges of $4,273,000 and $5,114,000, respectively, representing reserves for fixed assets no longer used or subsequently disposed in the first quarter and severance related costs in the second quarter (See Note 17).

(2) During the first and fourth quarters of 1992 and the fourth quarter of 1993, the Company recorded reserves of $9,000,000 and $55,877,000, and $3,500,000, respectively, relating to HA-1A inventories (see Note 2).

(3) During the third and fourth quarters of 1992, the Company recorded restructuring charges of $7,861,000 and $7,405,000, respectively, representing principally severance costs.

(4) During the fourth quarter of 1992 the Company recorded a charge to earnings of $11,245,000 in connection with the settlement of certain litigation (see Note
2).

                  Notes to Consolodated Financial Statements

Note 17
RESTRUCTURING CHARGES

     During 1993 and 1992, the Company recorded restructuring charges of $9,387,000 and $15,266,000, consisting principally of severance-related costs incurred in connection with the further downsizing of its workforce and reserves for certain fixed assets which are no longer used or have been subsequently disposed. As a result of the downsizing of the Company's staff and present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets or other restructuring charges will not be required in the future.

Note 18
SUBSEQUENT EVENT

     In February 1994, the Company initiated an Exchange Offer, pursuant to which the Company offered to exchange 3.2 shares of its Common Stock for each of the 2,250,000 outstanding Tocor II Units tendered. Each Unit consists of one share of callable common stock of Tocor II, one callable warrant to purchase one share of Centocor Common Stock and one Series T warrant to purchase one share of Centocor Common Stock (the "Warrants"). No fractional shares of Centocor Common Stock will be issued. The expiration date of the Exchange Offer was March 11, 1994. With respect to the Tocor II Units not tendered, the Company would issue
2.88 shares of its Common Stock in exchange for the remaining Tocor II callable common stock in a merger transaction which is expected to be completed by March 31, 1994 (the "Second-Step Transaction"). Non-tendering Tocor II Unitholders would retain their Warrants.

     On March 11, 1994, the Company accepted 94 percent of the Tocor II Units tendered pursuant to the Exchange Offer, and the Company exchanged 3.2 shares of its Common Stock for each Tocor II Unit tendered. As a result of the Exchange Offer and the Second-Step Transaction, the Company will issue approximately 7,159,000 shares of its Common Stock. The transaction will be accounted for as a purchase and the Company will allocate the excess of the consideration paid over the net assets of Tocor II to the value of the acquired research and development. The Company will record a charge to earnings in the first quarter of 1994 of approximately $36,454,000 representing principally the cost of acquired research and development. The unaudited pro forma condensed balance sheet, assuming the Exchange Offer was consummated as of December 31, 1993, and statement of operations data excluding the

                  Notes to Consolodated Financial Statements

charge for acquired research and development assuming the Exchange Offer was consummated as of January 1, 1993, would have been as follows:

(in thousands except per share data)
              Balance Sheet Data              December 31, 1993
- --------------------------------------        -----------------
   Cash and short-term investments                $174,366
   Other current assets                             29,735
   Fixed assets, net                                84,683
   Long-term and other assets                       34,582
                                                  --------
                                                  $323,366
                                                  ========

   Current liabilities                            $ 59,338
   Long-term debt                                  238,100
   Other long-term liabilities                       2,023
   Minority interest                                 4,901
   Shareholders' equity                             19,004
                                                  --------
                                                  $323,366
                                                  ========



                                        For the year ended
Statement of Operations Data            December 31, 1993
- ----------------------------            -----------------
Revenues                                      $ 65,821
Loss                                          $(83,143)
Loss per share                                $(1.72)

                              REPORT OF MANAGEMENT


     The consolidated financial statements presented in this report have been prepared by the Company's management in conformity with generally accepted accounting principles from the Company's financial records. The Company's management is responsible for all information and representations made in those financial statements and for their integrity and objectivity. In those cases where judgment and best estimates are necessary, appropriate consideration is given to materiality in the preparation of the financial statements. The Company's management has also prepared the other information in this report and is responsible for its accuracy and consistency with the financial statements.

     The Company's management has designed systems of internal accounting controls to provide reasonable, but not absolute, assurance that assets are safeguarded from unauthorized use or disposition, and that transactions are recorded according to management's policies and procedures. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the costs of such systems should not exceed the benefits to be derived. These systems are continually reviewed and modified, where appropriate, to maintain such assurance. Additionally, in connection with their annual audit, independent auditors perform examinations in accordance with generally accepted auditing standards, which include a review of the system of internal accounting controls to the extent necessary in order to determine the nature, timing, and extent of audit tests to be applied on the financial statements. The Company's management believes that the Company's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The selection of the Company's independent auditors, KPMG Peat Marwick, has been approved by the Company's Board of Directors. An Audit Committee of the Board of Directors, composed of three non-management directors, meets with, and reviews the activities of, corporate financial management and the independent auditors to ascertain that each is properly discharging its responsibilities. The independent auditors also meet separately with the Audit Committee without management present, to discuss the results of their work, the adequacy of internal accounting controls, and the quality of financial reporting.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders, Centocor, Inc.:

We have audited the accompanying consolidated balance sheets of Centocor, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centocor, Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick



Philadelphia, Pennsylvania
March 11, 1994

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ---------------------------------------------------------
     ACCOUNTING AND FINANCIAL DISCLOSURE
     -----------------------------------

  Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

                          DIRECTORS OF THE REGISTRANT

The following table sets forth, as of March 1, 1994, information as to the directors of the Company, including their recent employment, positions with the Company, other directorships and age. Directors are elected to serve one-year terms.


Name, Principal Occupations and                                Year First
Businesses During Last Five Years                                 Elected
and Other Current Directorships                Age               Director
- -------------------------------                ---               --------
Anthony B. Evnin...........                    52                    1980
General Partner of Venrock Associates,
a venture capital limited partnership.
Director, AgriDyne Technologies Inc.,
ARRIS Pharmaceutical Corporation, Athena
Neurosciences, Inc., BioSurface Technology,
Inc., Dianon Systems, Inc., Genetics
Institute, Inc., IDEXX Laboratories, Inc.,
Intelligent Surgical Lasers, Inc.,
Kopin Corporation, Opta Food Ingredients,
Inc. and Sepracor, Inc.

William F. Hamilton........                    54                    1985
Landau Professor of Management and
Technology at the Wharton School of the
University of Pennsylvania.  Director,
Hunt Manufacturing Co.,  Marlton
Technologies, Inc. and Neose
Pharmaceuticals, Inc.


Name, Principal Occupations and                                Year First
Businesses During Last Five Years                                 Elected
and Other Current Directorships                Age               Director
- -------------------------------                ---               --------
Antonie T. Knoppers.........                   79                    1986
Self-employed business consultant.
Former President, Chief Operating Officer
and Vice Chairman, Merck & Co., Inc.,
a research-based health products company.
Trustee, The Salk Institute.  Director,
Agouron Pharmaceuticals, Inc.

Hubert J.P. Schoemaker......                   43                    1983
Chairman of the Board since November 1987;
Chief Executive Officer of the
Company from November 1987 to
October 1992; President of the Company
from 1983 to 1987. Director, Alkermes, Inc.,
Corvas International, Inc. and Safeguard
Scientifics, Inc.

Lawrence Steinman..........                    46                    1991
Professor of Neurology and Neurological
Sciences and Pediatrics, Stanford
University School of Medicine since 1991
and Associate Professor of Neurology,
Pediatrics and Genetics, Stanford University
School of Medicine from 1985 to
1991.


Name, Principal Occupations and                                Year First
Businesses During Last Five Years                                 Elected
and Other Current Directorships                Age               Director
- -------------------------------                ---               --------
Jean C. Tempel..............                   50                    1993
Executive Vice President, Safeguard
Scientifics, Inc., an entrepreneurial
technology company, manager of Safeguard
Scientifics, Inc.'s New England
activities, and Managing Director of
Technology Leaders L.P., a venture capital
fund, since November 1993; President and
Chief Operating Officer of Safeguard
Scientifics, Inc. from January 1992 to
November 1993; Principal, Tempel
Partners, Inc., a management consulting
firm, from 1991 to January 1992;
Executive Vice President and Chief
Operations Officer, The Boston Company, a
bank trust company, from 1988 to 1990.
Director, Cambridge Technology Partners
Inc., CompuCom Systems Inc. and Safeguard
Scientifics Inc.

          Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the officers and directors of a corporation, such as the Company, that has a class of equity securities registered under Section 12 of the Exchange Act, file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Based upon written representations received by the Company from its officers and directors, and the Company's review of the monthly statements of changes filed with the Commission by its officers and directors during 1993, the Company believes that following Ms. Tempel's election as a director of the Company, the Company did not timely file a Form 3 on her behalf.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

    Name                   Age               Position
    ----                   ---               --------
David P. Holveck           48                President and Chief Executive
                                             Officer

Stephen D. Hayter          55                Executive Vice President -
                                             Diagnostics Division

Bobba Venkatadri           50                Executive Vice President -
                                             Pharmaceutical Division

Timothy P. Cost            34                Senior Vice President -  Investor
                                             Relations and Strategic Operations

Martin R. Page             49                Senior Vice President - Worldwide
                                             Regulatory Affairs

James N. Woody             51                Senior Vice President, Chief
                                             Scientific Officer and Director -
                                             Research and Development Division

     Mr. Holveck has been associated with Centocor since June 1983, as President and Chief Executive Officer since November 1992, as President and Chief Operating Officer from April 1992 to October 1992, as Executive Vice President and President - Diagnostics Division from December 1988 to April 1992, and as Executive Vice President - In Vitro Diagnostic Products from April 1987 to December 1988.

     Mr. Hayter has been associated with Centocor since February 1993 as Executive Vice President - Diagnostics Division. Previously, Mr. Hayter was Executive Vice President and General Manager for the Americas and Far East for the Diagnostics Division of Cambridge Biotech, Inc., a biotechnology company, from January 1991 to January 1993, and President of ADI Diagnostics, Inc., an in-vitro diagnostics company, from June 1987 to January 1991.

     Mr. Venkatadri has been associated with Centocor since March 1992, as Executive Vice President - Pharmaceutical Division since August 1992, and as Vice President - Pharmaceutical Manufacturing from March 1992 to August 1992. Previously, Mr. Venkatadri was Senior Director of Pharmaceutical Operations for Warner-Lambert Puerto Rico, Inc., a division of Warner-Lambert Company, from October 1990 to February 1992, and President and Director of P. T. Warner-Lambert Indonesia, an affiliate of Warner-Lambert Company, from March 1988 to October 1990.

     Mr. Cost has been associated with Centocor since January 1994, as Senior Vice President - Investor Relations and Strategic Operations. Previously, Mr. Cost was Director of Investor Relations for Eastman Kodak Company from October 1991 to December 1993, and Director of Strategic Planning for Worldwide Manufacturing for Eastman Kodak Company from June 1989 to October 1991.

     Mr. Page has been associated with Centocor since September 1987, as Senior Vice President - Worldwide Regulatory Affairs since August 1992, as Vice President - Worldwide Regulatory Affairs from June 1990 to August 1992, and as Vice President - International Regulatory Affairs from September 1987 to June 1990.

     Dr. Woody has been associated with Centocor since August 1991, as Chief Scientific Officer since August 1992, and as Senior Vice President and Director
- - Research and Development since August 1991. Previously, Dr. Woody served as Commanding Officer of the U.S. Navy Medical Research and Development Command from 1988 to 1991 and Director and Commanding Officer of the U.S. Navy Medical Research Unit No. 3, Cairo, Egypt from 1985 to 1988.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

     The following table sets forth, for the fiscal years ended December 31, 1993, 1992 and 1991, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to each of the five most highly compensated key policy-making executive officers of the Company in all capacities in which they served. Cash bonuses are stated in the year for which they are awarded, whether paid or accrued.

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation

                               Annual Compensation                               Awards          Payouts

     (a)                    (b)       (c)        (d)          (e)           (f)          (g)      (h)        (i)
                                                                                      Securities
                                                              Other      Restricted   Underlying
    Name and                                                 Annual         Stock      Options/   LTIP     All Other
   Principal                                                Compensa-      Award(s)      SARs    Payouts  Compensation
    Position                Year    Salary($)   Bonus($)      tion ($)     ($)(1)       (#)(2)     ($)      ($)(3)
   ---------                ---     ---------   --------    ----------     -------    --------   -------  ------------
David P. Holveck            1993    $279,000    $50,000                   $ 80,000     174,000            $6,146
President and Chief         1992    $238,000          -           -       $220,000      50,000            $5,829
Executive Officer           1991    $179,000    $65,000           -       $294,750      50,000            $2,543

Stephen D. Hayter(4)        1993    $151,000    $30,000     $79,491(8)    $125,000      70,000            $5,101
Executive Vice President    1992           -          -           -              -           -                 -
Diagnostics Division        1991           -          -           -              -           -                 -

Bobba Venkatadri(5)         1993    $200,000    $30,000           -       $ 40,000      60,000            $4,832
Executive Vice President    1992    $135,000    $10,000           -       $ 65,000      70,000(7)         $4,553
Pharmaceutical Division     1991           -          -           -              -           -                 -

Martin R. Page              1993    $183,000    $12,500           -       $ 40,000      40,000            $4,660
Senior Vice President,      1992    $178,000          -           -              -      25,200(7)         $4,682
Worldwide Regulatory        1991    $160,000    $16,000           -       $326,125           -                 -
Affairs

James N. Woody(6)           1993    $241,000    $20,000           -       $ 80,000     110,000            $5,657
Senior Vice President,      1992    $213,000          -           -       $165,000      20,000            $5,148
Chief Scientific Officer    1991    $ 75,000    $50,000           -       $488,750     120,000            $2,044
and Director - Research
and Development Division

(1) The 35,000 shares awarded to Mr. Holveck under the Company's 1983 Restricted Common Stock Award Plan (the "1983 Award Plan") during the three fiscal years ended December 31, 1993 vest 20% each year for five consecutive years after the award. At December 31, 1993, Mr. Holveck held unvested awards under the 1983 Award Plan for an aggregate of 36,200 shares with a market value of $429,875.

     The 15,000 shares awarded to Mr. Hayter under the 1983 Award Plan during the fiscal year ended December 31, 1993 vest 20% each year for five consecutive years after the award. At December 31, 1993, Mr. Hayter held unvested awards under the 1983 Award Plan for an aggregate of 15,000 shares with a market value of $178,125.

     The 10,000 shares awarded to Mr. Venkatadri under the 1983 Award Plan during the two fiscal years ended December 31, 1993 vest 20% each year for five consecutive years after the award. At December 31, 1993, Mr. Venkatadri held unvested awards under the 1983 Award Plan for an aggregate of 9,000 shares with a market value of $106,875.

     The 12,500 shares awarded to Mr. Page under the 1983 Award Plan during the three fiscal years ended December 31, 1993 vest 20% each year for five consecutive years after the award. At December 31, 1993, Mr. Page held unvested awards under the 1983 Award Plan for an aggregate of 13,100 shares with a market value of $155,565.

     The 32,000 shares awarded to Dr. Woody under the 1983 Award Plan during the three fiscal years ended December 31, 1993 vest 20% each year for five consecutive years after the award. At December 31, 1993, Dr. Woody held unvested awards under the 1983 Award Plan for an aggregate of 25,600 shares with a market value of $304,000.

     The vesting of all of the foregoing unvested shares may be accelerated under certain events constituting a change in control of the Company.

     The Company has not paid any dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

(2) All of the options granted to Mr. Holveck, Mr. Hayter and Dr. Woody in the three fiscal years ended December 31, 1993, the 60,000 options granted to Mr. Venkatadri in 1993, and the 40,000 options granted to Mr. Page in 1993, were granted in tandem with limited stock appreciation rights.

(3) All of such amounts constitute contributions made by the Company to the Company's Qualified Savings and Retirement Plan for the accounts of the named executive officers.

(4)  Mr. Hayter joined the Company on February 16, 1993.

(5)  Mr. Venkatadri joined the Company on March 2, 1992.

(6)  Dr. Woody joined the Company on August 1, 1991.

(7) Although Mr. Venkatadri was granted an aggregate of 110,000 options during 1992, 30,000 of such options were granted in exchange for 40,000 options at a higher exercise price which were surrendered pursuant to an Option Exchange Program (the "1992 Exchange Program"). The 40,000 options surrendered pursuant to the 1992 Exchange Program were granted to Mr. Venkatadri in 1992. While such 1992 Exchange Program was not offered to executive officers of the Company, Mr. Venkatadri was permitted to participate since he was not an executive officer at the time such 1992 Exchange Program was offered.

     Although Mr. Page was granted an aggregate of 33,200 options during 1992, 5,200 of such options were granted in exchange for 8,000 options at a higher exercise price which were surrendered pursuant to the 1992 Exchange Program. The 8,000 options surrendered pursuant to the 1992 Exchange Program were granted to Mr. Page in 1992. While such 1992 Exchange Program was not offered to executive officers of the Company, Mr. Page was permitted to participate since he was not an executive officer at the time such 1992 Exchange Program was offered.

(8) Of such amount, $68,202 and $11,289 constituted relocation expenses and an automobile allowance, respectively.

                  Stock Options and Stock Appreciation Rights

     The following table sets forth information concerning the grant of stock options and tandem limited stock appreciation rights under the Company's 1987 Non-Qualified Stock Option Plan to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1993:

                     Option/LSAR Grants in Last Fiscal Year


                       Number of                                                    Potential Realizable Value
                      Securities      % of Total                                    at Assumed Annual Rates of
                      Underlying     Options/LSARs                                  Stock Price Appreciation for
                     Options/LSARs    Granted                           Expira-           Option Term
                       Granted      to Employees       Exercise         tion        ---------------------------
    Name              (#)(1)(5)     in Fiscal Year(2)  Price ($/Sh)(3)  Date(4)      5% ($)          10% ($)
    ----             -------------  -----------------  ---------------  -------     ---------       -----------
David P. Holveck       4,000(6)       .2%              $7.625          7/28/03       $ 19,200       $   48,600
                     150,000(7)      5.8%              $7.125          5/13/03       $672,100       $1,703,300
                      20,000(8)       .8%              $6.875          3/3/03        $ 86,500       $  219,100

Stephen D. Hayter     30,000(7)      1.2%              $7.125          5/13/03       $134,400       $  340,700
                      40,000(9)      1.5%              $ 6.50          2/16/03       $163,500       $  414,400

Bobba Venkatadri      40,000(7)      1.5%              $7.125          5/13/03       $179,200       $  454,200
                      20,000(8)       .8%              $6.875          3/3/03        $ 86,500       $  219,100

Martin R. Page        30,000(7)      1.2%              $7.125          5/13/03       $134,400       $  340,700
                      10,000(8)       .4%              $6.875          3/3/03        $ 43,200       $  109,600

James N. Woody        50,000(7)      1.9%              $7.125          5/13/03       $224,000       $  567,800
                      60,000(8)      2.3%              $6.875          3/3/03        $259,400       $  657,400

(1) The exercisability of all of the options will accelerate upon the occurrence of certain events constituting a change in control of the Company.

(2) 670,406 of the options granted to employees in 1993 were granted in exchange for 791,377 options at higher exercise prices which were surrendered pursuant to a 1993 Option Exchange Program.

(3) The price payable upon exercise of options may be paid in cash, property, services rendered, or, under certain circumstances, in shares of the Company's Common Stock having a fair market value equal on the date of exercise to the exercise price, or any combination thereof.

(4) Each of the options generally expires upon the earlier of six months after the employee's termination of employment or the expiration date noted above.

(5) All of the options were granted in tandem with limited stock appreciation rights ("LSARs"). LSARs may be exercised only upon the occurrence of certain events constituting a change in control of the Company, only during the 30-day period following shareholder approval of any such event (but may not in any event be exercised for six months after the date of grant of the LSAR), and will be exercisable only if and to the extent that the options to which they relate are exercisable. For each share for which an LSAR is exercised, the optionee will receive an amount in cash equal to the difference between (1) the exercise price per share of the option to which the LSAR relates and (2) the fair market value per share of the Common Stock issuable upon exercise of the option on the date the LSAR is exercised.

(6) Such options first become exercisable as to one-half of the option shares on July 28, 1995, one-quarter of the option shares on July 28, 1996, and one-quarter of the option shares on July 28, 1997.

(7) Such options first become exercisable as to one-half of the option shares on May 13, 1995, one-quarter of the option shares on May 13, 1996, and one-quarter of the option shares on May 13, 1997.

(8) Such options first become exercisable as to one-half of the option shares on March 3, 1995, one-quarter of the option shares on March 3, 1996, and one-quarter of the option shares on March 3, 1997.

(9) Such options first become exercisable as to one-half of the option shares on February 16, 1995, one-quarter of the option shares on February 16, 1996, and one-quarter of the option shares on February 16, 1997.

            Aggregated Option/LSAR Exercises in Last Fiscal Year and
                       Fiscal Year-End Option/LSAR Values

     None of the executive officers named in the Summary Compensation Table exercised any options during the fiscal year ended December 31, 1993. The following table sets forth information with respect to the unexercised options and LSARs held by each of those executive officers as of the end of such fiscal year:

                      Aggregated FY-End Option/LSAR Values

                                                 Number of Securities
                          Underlying Unexercised Options/LSARs    Value of Unexercised In-the-Money
                                     at FY-End (#)                   Options/LSARs at FY End ($)
       Name                 Exercisable         Unexercisable        Exercisable     Unexercisable

David P. Holveck              212,500(1)            211,500(1)         $380,300          $832,950
Stephen D. Hayter                  --                70,000(1)               --          $357,500
Bobba Venkatadri               19,000               111,000(2)         $ 26,125          $291,375
Martin R. Page                 87,000                46,200(3)         $197,125          $193,875
James N. Woody                 79,000(1)            171,000(1)         $ 26,125          $538,875

(1)  All of such options were granted in tandem with LSARs.

(2)  60,000 of such options were granted in tandem with LSARs.

(3)  40,000 of such options were granted in tandem with LSARs.

BOARD OF DIRECTORS
- ------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors maintains a standing Compensation Committee, currently consisting of Dr. Evnin, Dr. Hamilton, and Dr. Knoppers. The Compensation Committee is responsible for reviewing matters pertaining to the compensation of the executive officers of the Company.

     No member of the Compensation Committee is, or was at any time, a member of the Company's management. During the fiscal year ended December 31, 1993, no executive officer of the Company served on the Compensation Committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers is a member of the Company's Board of Directors or Compensation Committee.

COMPENSATION OF DIRECTORS

     Each director who was not an employee of the Company was compensated in the amount of $2,000 for each of five Board of Directors' meetings attended at the Company's Malvern, Pennsylvania offices, $3,000 for one Board of Directors' meeting attended at the Company's facility in Leiden, The Netherlands, and $1,000 for three telephonic Board of Directors' meetings attended during 1993. Each director who was not an employee of the Company was also granted options to purchase 15,000 shares of the Company's Common Stock during 1993.

In addition, upon joining the Board of Directors in 1993, Ms. Tempel was granted additional options to purchase 1,250 shares of the Company's Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------------------------------------------------------------
          MANAGEMENT
          ----------

     The following table sets forth, as of March 1, 1994, information as to the number of shares of the Company's Common Stock owned by each director, each executive officer named in the Summary Compensation Table in this Annual Report, and all directors and executive officers as a group.

                                       Shares of
                                      Common Stock
                                   Beneficially Owned as
                                     of March 1, 1994
                                   ---------------------

                                              Percent of
                            Shares of         Total if
                            Common            Greater
                            Stock(1)          than 1%
                            -----------       ----------
Anthony B. Evnin              152,202             --
William F. Hamilton           100,974             --
Antonie T. Knoppers            71,832             --
Hubert J.P. Schoemaker        804,023            1.8%
Lawrence Steinman              16,600             --
Jean C. Tempel                  2,975             --
David P. Holveck              270,577             --
Stephen D. Hayter               5,800             --
Bobba Venkatadri               35,756             --
James N. Woody                 84,933             --
Martin R. Page                103,051             --
All directors and
current executive
officers as a group         1,648,723            3.7%

(1) Includes shares with respect to which such persons have the right to acquire beneficial ownership within 60 days of March 1, 1994.

     As indicated on a copy of Schedule 13G furnished to the Company under the Securities Exchange Act of 1934 (the "1934 Act") by Ardsley Advisory Partners ("Ardsley"), an investment advisor, 646 Steamboat Road, Greenwich, CT 06830, as of March 1, 1994 Ardsley shared dispositive and voting power with respect to 3,589,200 shares of the Company's Common Stock, or 8.2% of such shares outstanding at the time. Ardley shares the power to vote or direct the vote of such shares and the power to dispose or direct the disposition of such shares with various of its clients for whom the share were purchased.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

TRANSACTIONS INVOLVING MANAGEMENT

     At various times in 1993, various executive officers were awarded or vested in shares awarded pursuant to the 1983 Award Plan and were granted options pursuant to the 1987 Option Plan.

     The Company has arrangements with all executive officers other than Mr. Holveck pursuant to which each will receive severance payments of twelve months compensation in certain cases in the event of termination of his or her employment by the Company. The Company has an arrangement with Mr. Holveck pursuant to which he will receive a lump-sum payment of twelve months compensation in certain cases in the event of termination of his employment by the Company.

     The terms of options unexercisable as of March 1, 1994, for an aggregate of 1,617,835 shares and restricted common stock awards unvested as of March 1, 1994 for an aggregate of 235,985 shares granted to all executive officers and certain other employees of the Company provide for the acceleration of the exercisability of such options and the vesting of such common stock awards upon the occurrence of certain events constituting a change in control of the Company.

     In 1993, the Company made a research grant of approximately $37,500 to Dr. Steinman's laboratory at Stanford University to support research of Dr. Steinman and others. Dr. Steinman also provides consulting services to the Company under a consulting agreement. The Company pays Dr. Steinman $60,000 per year for services rendered under such agreement.

     In 1993, the Company loaned Mr. Hayter $115,000 to cover certain expenses he incurred in relocating to join the Company. Mr. Hayter fully repaid such loan in 1993.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
- --------------------------------------------------------------
     ON FORM 8-K
     -----------

  (a)  Documents filed as part of the Report:

       (1)       (i)  Financial Statements of Centocor Partners III, L.P.:

                      Balance Sheets, December 31, 1993 and 1992.

                      Statements of Operations for the Years Ended December 31, 1993, 1992 and 1991.

                      Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991.

                      Statements of Partners' Capital for the Years Ended December 31, 1993, 1992 and 1991.

                      Notes to Financial Statements.

                      Independent Auditors' Report.

     (2) Financial Statement Schedules:

         Schedule I - Marketable Securities - Other Investments.

         Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties.

         Schedule V - Property, Plant and Equipment.

         Schedule VI - Accumulated Depreciation, Depletion, and Amortization of Property, Plant and Equipment

         Schedule VIII - Valuation and Qualifying Accounts

         Schedule IX - Short-Term Borrowings

         Schedule X - Supplementary Income Statement Information.

         Schedules, other than those listed above, have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

     (3) Exhibits:

         3.1   Restated Articles of Incorporation (incorporated by reference to
               Exhibit 3.1 to Form S-1 Registration Statement, File No. 2-
               80098).

         3.2 Statement of Reduction of Authorized Shares filed September 19, 1983 (incorporated by reference to Exhibit 3.2 to Registrant's

               Annual Report on Form 10-K for the year ended December 31, 1986).

         3.3 Statement of Reduction of Authorized Shares filed January 19, 1984 (incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         3.4 Articles of Amendment filed April 18, 1984 (incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         3.5 Statement of Reduction of Authorized Shares filed February 25, 1985 (incorporated by reference to Exhibit 3.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         3.6 Statement of Reduction of Authorized Shares filed May 6, 1985 (incorporated by reference to Exhibit 3.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         3.7 Statement of Reduction of Authorized Shares filed October 23, 1985 (incorporated by reference to Exhibit 3.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         3.8 Articles of Amendment filed April 16, 1987 (incorporated by reference to Exhibit 3.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         3.9 Articles of Amendment filed April 21, 1988 (incorporated by reference to Exhibit 3.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         3.10 Articles of Amendment filed April 26, 1988 (incorporated by reference to Exhibit 3.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         3.11 Statement Re Series A Preferred Stock filed October 11, 1988 (incorporated by reference to Exhibit 3.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         3.12 Articles of Amendment filed April 13, 1990 (incorporated by reference to Exhibit 3.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

         3.13 Articles of Amendment filed April 26, 1991 (incorporated by reference to Exhibit 3.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

         3.14 Statement of Correction filed October 16, 1991 to Articles of Amendment filed April 26, 1991 (incorporated by reference to
               Exhibit 3.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

         3.15 By-Laws of Registrant, as amended October 30, 1992 (incorporated by reference to Exhibit 3.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         4.1 Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to Form S-1 Registration Statement, File No. 2-80098).

         4.2 Form of Warrant Issued to Purchasers of Limited Partnership Interests in CPIII (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         4.3 Rights Agreement between Centocor, Inc. and the First National Bank of Boston as Rights Agent dated September 26, 1988 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated September 26, 1988).

         4.4 Form of Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor Callable Common Stock and one warrant to purchase one share of Centocor Common Stock

               (incorporated by reference to Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         4.5 Form of Indenture between Centocor, Inc. and CoreStates Bank, N.A. as Trustee Dated as of January 18, 1991 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-3 Registration Statement, Reg. No. 33-38110).

         4.6 Form of Note Issued to Purchasers of 7 1/4% Convertible Subordinated Notes Due February 1, 2001 (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-3 Registration Statement, Reg. No. 33-38110).

         4.7 Form of Indenture between Centocor, Inc. and Chase Manhattan Trustees Limited as Trustee Dated as of October 16, 1991 (incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement, Reg. No. 33-44231).

         4.8 Form of Debenture Issued to Purchasers of 6-3/4% Convertible Subordinated Debentures Due October 16, 2001 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement, Reg. No. 33-44231).

         4.9 Form of Series T Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common Stock (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

         4.10 Form of Callable Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common Stock (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

         10.1* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.01 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.2* Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.03 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         10.3* 1983 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.04 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         10.4* 1983 Restricted Common Stock Award Plan, as amended and restated.

         10.5* 1987 Non-Qualified Stock Option Plan, as amended and restated
               (incorporated by reference to Exhibit 10.05 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

         10.6* 1989 Non-Employee Directors' Non-Qualified Stock Option Plan
               (incorporated by reference to Exhibit 10.06 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.7 Lease Agreement for property located at Great Valley Parkway, Malvern, PA 19355 (incorporated by reference to Exhibit 10.07 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.8 Partnership Purchase Option Agreement among Centocor, Inc., CCIP, Centocor Development Corporation I, each Class A limited partner and the Class B limited partner, dated September 12, 1985 (incorporated by reference to Exhibit 10.53 to Registrant's Post Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 2-95057).

         10.9 Indemnity Agreement between Centocor, Inc. and CCIP, dated September 12, 1985 (incorporated by reference to Exhibit 10.71 to Registrant's Post Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 2-95057).

         10.10 Qualified Savings and Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

         10.11 Partnership Purchase Option Agreement among Centocor, Inc., CPII, Centocor Development Corporation II, each Class A limited partner and the Class B limited partner, dated December 17, 1986 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986)

         10.12 Indemnity Agreement between Centocor, Inc. and CPII, dated December 17, 1986 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

         10.13 Consent Decree of Permanent Injunction in U.S. v. Centocor, Inc. et al., Civil Action No. 85-5613, in the United States District Court for the Eastern District of Pennsylvania (incorporated by reference to Exhibit 10.60 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

         10.14 CPIII Agreement of Limited Partnership, dated December 23, 1987 as amended and restated on January 15, 1988 and March 23, 1988 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         10.15 Cross License Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.16 Amendment dated March 23, 1988 to Cross License Agreement between CPIII and Centocor, Inc. dated December 23, 1987 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         10.17 Development Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.18 Amendment dated March 23, 1988 to Development Agreement between CPIII and Centocor, Inc. dated December 23, 1987 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         10.19 Joint Venture Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.40 to

               Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.20 Amendment dated March 23, 1988 to Joint Venture Agreement between CPIII and Centocor, Inc. dated December 23, 1987 (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         10.21 Indemnity Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.22 Inducement Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, PaineWebber Development Corporation, PaineWebber, Inc. and PaineWebber R&D Partners II, L.P., dated December 23, 1987 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.23 Amendment dated March 23, 1988 to Inducement Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, PaineWebber Development Corporation, PaineWebber, Inc. and PaineWebber R&D Partners II, L.P. dated December 23, 1987 (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         10.24 Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, and the Class C limited partner, dated December 23, 1987 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         10.25 Amendment dated March 23, 1988 to Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III and the Class C limited partner dated December 23, 1987 (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

         10.26 Technology License Agreement between Centocor, Inc. and Tocor II, Inc. dated January 21, 1992 (incorporated by reference to Exhibit
               10.1 to Amendment No. 2 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

         10.27 Research and Development Agreement between Centocor, Inc. and Tocor II, Inc., dated January 21, 1992 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

         10.28 Purchase Option Agreement by and among Centocor, Inc., PaineWebber Incorporated, The First Boston Corporation, Hambrecht & Quist Incorporated and J. P. Morgan Securities Inc. dated January 21, 1992 (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

         10.29 Services Agreement between Centocor B.V. and Tocor II, Inc. dated January 21, 1992 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

         10.30 Administrative Agreement between Centocor, Inc. and Tocor II, Inc. dated January 21, 1992 (incorporated by reference to Exhibit
               10.5 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

         10.31 Series E, F and G Preferred Stock Purchase Agreement dated as of November 20, 1991 between Centocor Delaware, Inc. and Corvas International, Inc. (incorporated by reference to Exhibit 10.28 to Form S-1 Registration Statement of Corvas International, Inc. Reg. No. 33-44555).

         10.32 Sales and Distribution Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.33 Reimbursement Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.34 Investment Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

         10.35 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B.V. and Eli Lilly and Company dated June 27, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.)

         10.36 Option Agreement between Centocor B.V. and Eli Lilly Nederland B.V. dated August 20, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.)

         10.37 Deed of Mortgage from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993.

         10.38 Deed of Pledge from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993.

         10.39 Stock Purchase Agreement made as of December 16, 1993 by and between the Registrant and The Wellcome Foundation Limited (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

         10.40 Supply, Distribution and Sales Agreement dated December 16, 1993 by and among the Registrant, Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

         10.41 Clinical and Regulatory Development Agreement dated December 16, 1993 among the Registrant, Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

         10.42 Manufacturing Technology Option Agreement dated as of December 16, 1993 among the Registrant, Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.)

               (incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

         10.43 Centocor Technology License Agreement dated as of December 16, 1993 among the Registrant, Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

         10.44 Relicense Agreement dated as of December 16, 1993 among the Registrant, Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

         10.45 Appendix A - Glossary of Terms to each of the Agreements dated as of December 16, 1993 by and between the Registrant, Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

         12    Statement re Computation of Ratios.

         21    Subsidiaries of the Registrant.

         23    Consent of Independent Auditors.

     *These exhibits constitute compensatory plans.

     (b) The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended December 31, 1993:

          Date of Report       Item Covered
          --------------       ------------
          December 16, 1993      5,7
          December 23, 1993      5,7
          March 11, 1994         2,7

  For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8, Nos. 2-86486, 33-16285, 33-00167, 33-35731, 33-23480, 33-16284, and 33-35730.

  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Centocor Partners III, L.P.
Balance Sheets

                                                December 31,  December 31,
                                                        1993          1992
                                                        ----          ----
Assets

  Investment in joint venture (Note 5)           $   507,140  $   503,765
                                                 ===========  ===========

Liabilities and partners' capital

 Current liabilities:
   Accounts payable and accrued expenses         $    37,907  $    36,907
   Due to Centocor, Inc. (Note 6)                  4,134,126    6,595,790
                                                 -----------  -----------
                                                   4,172,033    6,632,697
 Partners' capital (Note 4)                       (3,664,893)  (6,128,932)
                                                 -----------  -----------

   Total liabilities and partners' capital       $   507,140  $   503,765
                                                 ===========  ===========

See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Statements of Operations



                                  For the Years Ended December 31,
                                               1993           1992           1991
                                               ----           ----           ----
Revenues:
 Interest income                       $          -   $          -    $    18,915
 Equity in earnings of
   joint venture (Note 5)                     3,375        128,571             68
                                       ------------   ------------   ------------
                                              3,375        128,571         18,983
Costs and Expenses:
 Research and development (Note 6)       19,875,000     28,366,000     17,716,000
 Interest                                         -              -        547,665
 Amortization                                     -        115,705        220,716
 General and administrative                   7,336          6,090         49,769
                                       ------------   ------------   ------------
                                         19,882,336     28,487,795     18,534,150
                                       ------------   ------------   ------------
Loss                                   $(19,878,961)  $(28,359,224)  $(18,515,167)
                                       ============   ============   ============




See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Statements of Partners' Capital

                                Limited      General
                               Partners      Partner         Total
                              -----------  ------------   ------------

Balance, December 31, 1990    $1,480,774   $   (989,773)  $    491,001
Contributions                          -     16,232,000     16,232,000
Distributions                    (71,942)          (727)       (72,669)
Loss                            (791,175)   (17,723,992)   (18,515,167)
                              ----------   ------------   ------------
Balance, December 31, 1991       617,657     (2,482,492)    (1,864,835)
Contributions                          -     24,246,634     24,246,634
Distributions                   (149,992)        (1,515)      (151,507)
Earnings (Loss)                    6,708    (28,365,932)   (28,359,224)
                              ----------   ------------   ------------

Balance, December 31, 1992       474,373     (6,603,305)    (6,128,932)
Contributions                          -     22,343,000     22,343,000
Loss                              (3,921)   (19,875,040)   (19,878,961)
                              ----------   ------------   ------------
Balance, December 31, 1993    $  470,452   $ (4,135,345)  $ (3,664,893)
                              ==========   ============   ============

See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Statements of Cash Flows

                                                                     For the Years Ended December 31,
                                                                     1993           1992           1991
                                                                     ----           ----           ----
Cash flows used for operating activities:
 Loss                                                        $(19,878,961)  $(28,359,224)  $(18,515,167)
 Amortization                                                           -        115,705        220,716
 Change in interest receivable                                          -              -          7,591
 Change in due to Centocor, Inc.                               (2,461,664)     4,050,042     (3,514,875)
 Change in accounts payable and accrued expenses                    1,000        (65,184)        26,347
 Equity in earnings of joint venture                               (3,375)        (3,304)           (68)
                                                             ------------   ------------   ------------
 Net cash used for operating activities                       (22,343,000)   (24,261,965)   (21,775,456)

Cash flows from investing activities:
 Maturities of short-term investments                                   -              -        390,000
                                                             ------------   ------------   ------------
 Net cash from investing activities                                     -              -        390,000

Cash flows from financing activities:
 Collections on notes receivable from partners                          -              -     13,226,772
 General partner capital contributions                         22,343,000     24,246,634     16,232,000
 Distributions to partners                                              -       (151,507)       (72,669)
 Repayment of note payable to joint venture                             -              -       (500,000)
 Repayment of long-term debt                                            -              -    ( 7,388,889)
                                                             ------------   ------------   ------------
 Net cash from financing activities                            22,343,000     24,095,127     21,497,214
                                                             ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents                        -       (166,838)       111,758
Cash and cash equivalents at beginning of year                          -        166,838         55,080
                                                             ------------   ------------   ------------
Cash and cash equivalents at end of year                     $          -   $          -   $    166,838
                                                             ============   ============   ============


See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Notes to Financial Statements
- -----------------------------

1.   Organization and Business Operations
     ------------------------------------

     Centocor Partners III, L.P. (the "Partnership"), was formed in December 1987, and is managed by its general partner, Centocor Development Corporation III, a wholly owned subsidiary of Centocor, Inc. ("Centocor"), a Pennsylvania corporation, which is subject to the reporting requirements of the Securities and Exchange Act of 1934. The Partnership was organized to develop and derive income from the sale of one therapeutic product (CentoRx) and one imaging product (Capiscint) which are expected to be used in the treatment and diagnosis, respectively, of two different types of cardiovascular disease.

     In 1987 and 1988, the Partnership and Centocor sold (a) 542.25 units, consisting of 111 Class C limited partnership interests and 431.25 Class A limited partnership interests each together with warrants to purchase shares of Centocor common stock, and (b) one Class B limited partnership interest together with warrants to purchase shares of Centocor common stock. The purchase prices were $90,000 for the Class C interests, $100,000 for the Class A interests and $150,000 for the Class B interest.

     The net proceeds from the sale of limited partnership interests were used primarily to pay expenses incurred under the Partnership's agreement with Centocor (the "Development Agreement") to perform research and development for the Partnership (see Note 6).

     The Partnership also entered into a Cross License Agreement pursuant to which Centocor granted to the Partnership an exclusive license to use all patent rights, know-how, technical information and biological materials owned or controlled by Centocor within the Partnership's field of activity. Under the Cross License Agreement, the Partnership agreed to grant to Centocor an exclusive royalty-free license to all patent rights, know-how, technical information and biological materials arising from research and development conducted under the Development Agreement for all purposes outside of the Partnership's field of activity.

     The profits and losses of the Partnership are generally allocated 1 percent to the general partner and 99 percent to the limited partners. Research and development costs in excess of the limited partners' capital contributions are allocated to the general partner. The general partner is permitted but not required to make additional capital contributions for the working capital of the partnership (see Note 6).

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Investment in Joint Venture
     ---------------------------

     The Partnership accounts for its investment in the joint venture (see Note
5) under the equity method of accounting.

     Income Taxes
     ------------

     Income or loss credited to the partners' capital accounts is reportable for income tax purposes by the partners; therefore, no provision for income taxes has been made in the accompanying financial statements. The Partnership's tax returns are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, certain amounts may be subject to change at a later date upon final determination by the respective taxing authorities.

3.   Bank Debt
     ---------

     In 1987, the Partnership borrowed $9,500,000 to fund certain syndication and organization costs and to make a working capital contribution to the joint venture. The outstanding balance of the loan was repaid on September 30, 1991. Interest paid in 1991 was $547,665.

4.   Partnership Purchase Option
     ---------------------------

     Centocor has entered into a Partnership Purchase Option Agreement with each of the limited partners. Under its terms, Centocor has the option to purchase each limited partnership interest upon the earlier of (a) the limited partners having received distributions from the joint venture (see Note 5) equal to 15 percent of their capital contributions to the Partnership and the expiration of at least 24 months after the first commercial sale of products by the joint venture or (b) the expiration of at least 48 months after the first commercial sale of products by the joint venture; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by Centocor of all funds paid to it pursuant to the Development Agreement. There have not been any sales of the Partnership's products. The ability of Centocor to exercise this option is highly dependent upon the future financial condition of Centocor.

     If Centocor exercises the Partnership Purchase Option, each limited partner will enter into a Partnership Purchase Agreement with Centocor which sets forth the terms by which Centocor will purchase the limited partnership interests. Under the terms of the Partnership Purchase Agreement, the aggregate purchase price for the limited partnership interests would be payable as follows: (a) an advance payment of $13,598,000 in cash (or, at Centocor's option, $15,229,000 in Centocor common stock), and (b) quarterly payments equal to certain percentages of revenue to Centocor from sales of the Partnership's products, or products of Centocor or its affiliates which are competitive, or sold in combination, with the Partnership's products. Beginning with the 12th calendar quarter after the calendar quarter in which the advance payment is made, Centocor's payment to the limited partners will be reduced by 25 percent of the amount which the limited partners would otherwise have received until Centocor has recouped the amount of the advance payment.

5.   Joint Venture
     -------------

     The Partnership and Centocor have formed a joint venture for the purpose of commercializing any products developed within the Partnership's field of activity. The joint venture agreement provides that Centocor shall manufacture the products on behalf of the joint venture for its actual costs of manufacturing. Under the joint venture agreement, Centocor also provides marketing services for the joint venture for a commission of 17 percent of joint venture sales and receives 10 percent of joint venture sales as reimbursement for its management and administrative services. The profits and losses of the joint venture are to be allocated 75 percent to Centocor and 25 percent to the Partnership.

     The joint venture will terminate upon the occurrence of certain events, principally related to the exercise or expiration of the purchase option granted to Centocor (see Note 4).

     On July 15, 1992, Centocor and Eli Lilly and Company ("Lilly") entered into a Sales and Distribution Agreement, pursuant to which, Lilly has the option to be the exclusive distributor for CentoRx world-wide. Pursuant to the Agreement, the Joint Venture recognized $500,000 of revenue in 1992 related to the CentoRx option. During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor for CentoRx and Centocor and Lilly amended their Sales and Distribution Agreement. As part of the amendment, Lilly assisted Centocor and will continue to assist Centocor in the regulatory filings and continue development of CentoRx for various clinical indications.

     Status of  CentoRx
     ------------------

     CentoRx is a product intended to treat or prevent the formation of blood clots in the cardiovascular system. In the first quarter of 1993, Centocor completed a randomized, double-blinded, placebo-controlled Phase III trial in high-risk coronary angioplasty patients that enrolled 2,099 patients at 56 medical centers. Centocor filed product license applications for CentoRx in the United States and Canada in 1993 and has filed product license applications in several countries in Europe in 1994. There can be no assurance that CentoRx will be approved for commercial sale in the United States, Europe or elsewhere.

6.   Research Funding
     ----------------

          The initial funding by the limited partners for the Partnership's research program pursuant to the Development Agreement with Centocor was exhausted in 1990. In order to continue the research program, the Partnership extended the terms of the Development Agreement with Centocor. Approximately $64,166,000 of the Partnership's research costs through December 31, 1993 were funded by the general partner. At December 31, 1993 and December 31, 1992, approximately $4,134,000 and $6,596,000, respectively, was due to Centocor for expenditures under the Development Agreement. The general partner may continue to provide funding but is under no obligation to do so. The ability of the general partner to continue to fund, and the ability of Centocor to perform under, the Development Agreement is highly dependent upon the future financial condition of Centocor.

                          INDEPENDENT AUDITORS' REPORT



The Partners of Centocor Partners III, L.P.:

We have audited the accompanying balance sheets of Centocor Partners III, L.P. as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centocor Partners III, L.P. at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

Continuation of the product research programs by the Partnership is dependent upon the general partner continuing to provide funding and/or the ability of the Partnership to obtain funding from another source. See Note 6 to the financial statements.

KPMG Peat Marwick

Philadelphia, Pennsylvania
March 11, 1994

                                                            SCHEDULE I

                        CENTOCOR, INC. AND SUBSIDIARIES
                   MARKETABLE SECURITIES - OTHER INVESTMENTS
                               DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                 Number of
                                 Shares Or                        Amount
                                 Principal   Market              Carried on
DESCRIPTION                        Amount     Value   Cost      Balance Sheet
                                 ---------   ------   ----      -------------
Short-term investments

U.S. Government obligations      $62,490   $61,787    $61,795   $61,795
Corporate obligations            $ 7,000   $ 7,105    $ 7,113   $ 7,113
Commercial paper                 $ 5,000   $ 4,947    $ 4,954   $ 4,954
Other short-term investments       5,882   $ 2,900    $ 2,800   $ 2,800
                                 -------   -------    -------   -------

                                           $76,739    $76,662   $76,662
                                           =======    =======   =======

Long-term investments

U.S. Government obligations      $ 8,700   $ 8,726    $ 8,726   $ 8,726
Equity investments (1):
  Corvas International Inc.
   common stock (2)                1,269   $ 5,712    $ 6,347   $ 5,712
  Other equity investments         4,000   $ 2,718    $ 2,718   $ 2,718
                                 -------   -------    -------   -------

                                           $17,156    $17,791   $17,156
                                           =======    =======   =======

(1) With respect to securities with no quoted market prices on December 31, 1993 market value is based on the determination of fair value made in good faith by management.

(2) At December 31,1993, the Company recorded an unrealized loss of $2,380,000 due to the decline in market value of these securities.

                                                                     SCHEDULE II

                        CENTOCOR, INC. AND SUBSIDIARIES
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)

                                Centocor
                                Cardiovascular
                                Imaging           Centocor            Centocor                           Stephen D.
                                Partners, L.P.    Partners II, L.P.   Partners III, L.P.   Tocor, Inc.   Hayter (2)
Balance, December 31, 1990         $ 7              ($81)                 $5,531               $4,847        $-

Additions                            -               879                   2,061                5,879
Collections                         (7)             (798)                 (7,592)              (8,406)
Other                                                                                          (2,320)(1)
                                  ----              -----                 -------              ------        -----
Balance, December 31, 1991           -                 -                       -                    -            -

Additions
Collections
Other
                                  ----              -----                 -------              ------        -----
Balance, December 31, 1992           -                 -                       -                    -            -

Additions                                                                                                    $ 115
Collections                                                                                                   (115)
Other
                                  ----              -----                 -------             -------        -----
Balance, December 31, 1993           -                 -                       -                    -            -
                                  ====              =====                 =======             =======        =====

(1) In June 1991, the Company exercised its option to acquire all the callable common stock of Tocor, Inc., which thereafter became a consolidated subsidiary.

(2) Stephen D. Hayter is an executive vice president of the Company. The amounts loaned by the Company were done so in connection with his relocation and employment by the Company.

                                                                      SCHEDULE V

                        CENTOCOR, INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)





                         Balance    Additions            Foreign               Balance    Additions             Foreign
                           at         at       Retire-   Currency                at         at        Retire-   Currency
Classification           12/31/90   Cost (2)   ments     Effect     Other(1)   12/31/91   Cost(3)     ments     Effect      Other(1)
- --------------           --------   ---------  -------   --------   --------   --------   ---------   -------   --------   --------
Land and buildings        $45,354   $ 5,039    $     -   ($298)     $ 7,790    $ 57,885   $11,835     ($  511)   ($1,561)  $  9,778

Equipment, furniture,
fixtures, and
improvements               58,920    12,465         -      321       11,439      83,145    11,319      (2,971)    (2,180)     3,291

Construction in
progress                   18,985    14,952     (1,328)   (389)     (19,229)     12,991       155            -       (77)   (13,069)
                         --------   -------    -------   -----      -------    --------   -------     --------   -------   --------
                         $123,259   $32,456    ($1,328)  ($366)     $     -    $154,021   $23,309     ($3,482)   ($3,818)  $      -
                         ========   =======    =======   =====      =======    ========   =======     =======    =======   ========

                         Balance     Additions             Foreign     Balance
                           at          at       Retire-    Currency      at
                         12/31/92    Cost(3)    ments(4)   Effect      12/31/93
                         --------    ---------  ---------  --------    --------
Land and buildings       $ 77,426    $  806     ($13,300)  ($  648)    $ 64,284

Equipment, furniture,
fixtures, and
improvements               92,604     1,202      (11,746)   (3,128)      78,932


Construction in
progress                        -         -            -         -            -
                         --------    ------     --------   -------     --------
                         $170,030    $2,008     ($25,046)  ($3,776)    $143,216
                         ========    ======     ========   =======     ========

(1) Amounts relate to the transfer of cost of completed assets to active assets.
(2) Land and building acquisitions include $4,268,000 related to the purchase of the Company's St. Louis manufacturing facility. Construction in progress and equipment, furniture, fixtures and improvements include additions to the Company's manufacturing and office facilities in Malvern, St. Louis and Leiden locations.
(3) Land and building acquisitions include $11,151,000 related to manufacturing and administrative facilities at the Company's Leiden and St. Louis locations, including $2,134,000 acquired by assuming the related debt obligation. Equipment, furniture, fixtures and improvements include $904,000 of assets added by the acquisition of Mercia Diagnostics, Ltd. in January, 1992.
(4) Retirements include the sale of the Company's St. Louis facility in 1993 for approximately $12,000,000 in addition to write-down of fixed asset balances to previously established reserves, the sale of certain equipment, and the retirement of fully depreciated assets which in the aggregate total $13,500,000.

                                                                     SCHEDULE VI

                        CENTOCOR, INC. AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION, DEPLETION,  AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)



                        Balance    Depre-             Foreign   Balance    Depre-             Foreign    Balance   Depre-
                           at      ciation  Retire-   Currency     at      ciation  Retire-   Currency      at     ciation
Classification          12/31/90   Expense  ments     Effect    12/31/91   Expense  ments     Effect     12/31/92  Expense
- ---------------         --------   -------  -----     --------  --------   -------  -----     -------   ---------  -------
Buildings               $ 4,257    $ 1,949  $   0     $  0      $ 6,206    $ 2,670    ($4)       ($79)  $ 8,793    $ 3,287

Equipment, furniture,
fixtures, and
improvements             20,033     10,455   (268)     296       30,516     14,029   (387)     (1,111)   43,047     12,304
                        -------    -------  -----     ----      -------    -------  -----     -------   -------    -------

                        $24,290    $12,404  ($268)    $296      $36,722    $16,699  ($391)    ($1,190)  $51,840    $15,591
                        =======    =======  =====     ====      =======    =======  =====     =======   =======    =======

                                                Foreign      Balance
                                   Retire-      Currency        at
                                   ments        Effect       12/31/93
                                   -------      -------      --------
Buildings                          ($1,484)       ($505)     ($10,091)

Equipment, furniture,
fixtures, and
improvements                        (5,793)      (1,116)       48,442
                                   -------      -------       -------
                                   ($7,277)     ($1,621)      $58,533
                                   =======      =======       =======

                                                                 SCHEDULE VIII




                        CENTOCOR, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                (IN THOUSANDS)



                               Additions                         Additions                           Additions
                    Balance    Charged to              Balance   Charged to                Balance   Charged to             Balance
                       at      Costs and                  at     Costs and                    at     Costs and                 at
Classification      12/31/90   Expenses    Deductions  12/31/91  Expenses      Deductions  12/31/92  Expenses    Deductions 12/31/93
- --------------      --------   ----------  ----------  --------  ----------    ----------  --------  ----------  ---------- -------

Inventory Reserves  $3,758     $7,069              -   $10,827   $68,144(1)    ($10,665)   $68,306   $3,500(1)   ($7,063)   $64,743
                    ========   ==========  ==========  ========  ==========    =========   =======   ========    =========  =======


(1) The Company recorded reserves for HA-1A inventories of $3,500,000 and $64,877,000 in 1993 and 1992, due to the uncertainties regarding future HA-1A sales resulting from the current regulatory and commercial status of HA-1A.

                                                                     SCHEDULE IX


                        CENTOCOR, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)





                                                             Maximum      Average         Weighted
                                                             Amount        Amount         Average
                                  Balance     Weighted     Outstanding  Outstanding    Interest Rate
     Category of aggregate       at end of     Average     During the    During the      During the
     short-term borrowing         Period    interest rate    Period      Period (2)      Period(3)
- -------------------------------  ---------  -------------  -----------  ------------  ----------------

Year ended December 31, 1991:
Notes Payable to Bank (1)             -         -           $13,100      $6,886        9.34%

Year ended December 31, 1992:
Notes Payable to Bank (1)         $6,593     9.17%          $7,595       $5,302        9.82%


Year ended December 31, 1993:
Notes Payable to Bank (1)         $6,186     6.43%          $6,667       $6,383        7.80%


(1) Notes Payable to Bank represent borrowings under lines of credit arrangements which are subject to annual review.
(2) The average amount outstanding is a weighted average calculation based upon the amount of daily debt outstanding.
(3) The weighted average interest rate was computed by dividing actual interest expense by the average short-term debt outstanding.

                                                                      SCHEDULE X



                        CENTOCOR, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)




                                  Year ended December 31,
                                  -----------------------

                                    1993       1992      1991
                                    ----       ----      ----
Maintenance and Repairs           $3,242    $ 5,161   $ 5,446

Advertising costs                  1,563     14,385    19,121

Amortization of intangible
  assets and similar deferrals     6,094      5,591     3,089

Royalties (1)                      3,836      4,964     3,603




(1)  Included within cost of sales.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CENTOCOR, INC.


March 31, 1994                                      By:/s/David P. Holveck
                                                       ----------------------
                                                        David P. Holveck
                                                       (President and Chief
                                                        Executive Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    Signature                          Title                   Date
    ---------                          -----                   ----


/s/Hubert J.P. Schoemaker        Director, Chairman of      March 31, 1994
- -------------------------        the Board
Hubert J. P. Schoemaker


/s/ Dominic J. Caruso            Vice President,            March 31, 1994
- -------------------------        Corporate Controller
Dominic J. Caruso                and Chief Accounting
                                 Officer (Principal
                                 Accounting and Financial
                                 Officer)


/s/Anthony B. Evnin              Director                   March 31, 1994
- -------------------------
Anthony B. Evnin


/s/William F. Hamilton           Director                   March 31, 1994
- -------------------------
William F. Hamilton

/s/Antonie T. Knoppers                Director                 March 31, 1994
- ---------------------------
Antonie T. Knoppers


/s/Lawrence Steinman                  Director                 March 31, 1994
- ---------------------------
Lawrence Steinman


/s/Jean C. Tempel                     Director                 March 31, 1994
- ---------------------------
Jean C. Tempel