Form 10-Q
period 1994-03-31
CENTOCOR INC
filed 1994-05-16
CIK 708823

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                       Commission file number 0-11103
                                              -------

                               CENTOCOR, INC.
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2117202
- - -----------------------------------          -----------------------------------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                       Identification No.)


200 Great Valley Parkway        Malvern, Pennsylvania         19355-1307
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                610-651-6000
- - --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X    No
                                                       -------    -------

Shares of Common Stock outstanding at April 30, 1994 were 50,695,459.

Part I: Financial Information
Item 1:  Financial Statements


                       CENTOCOR, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                               (In thousands)

                                                        (Unaudited)
                                                         March 31,  December 31,
                                                            1994       1993
- - ----------------------------------------------           ---------  ------------
ASSETS

Current assets:

         Cash and cash equivalents  (Notes 4, 6 and 8)    $ 41,862   $ 46,210
         Short-term investments (Notes 4, 6 and 8)         126,254     76,662
         Accounts and contracts receivable                   8,304     12,078
         Interest receivable                                   546        471
         Inventory (Note 5)                                 15,315     13,874
         Prepaid expenses                                    2,198      2,392
         Other current assets                                1,073      1,024
                                                          --------   --------
                                                           195,552    152,711



Fixed assets (Note 6):
         Land and buildings                                 64,854     64,284
         Equipment, furniture, fixtures and
            improvements                                    81,514     78,932
                                                          --------   --------
                                                           146,368    143,216
         Less accumulated depreciation                     (62,736)   (58,533)
                                                          --------   --------
                                                            83,632     84,683

Long-term investments (Note 4)                               7,365     17,156

Intangible and other assets                                 18,600     26,489
                                                          --------   --------
             Total assets                                 $305,149   $281,039
                                                          ========   ========

See accompanying Notes to Consolidated Financial Statements.

                       CENTOCOR, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONT'D.)

                               (In thousands)

                                                   (Unaudited)
                                                    March 31,   December 31,
                                                      1994         1993
- - --------------------------------------              ---------   ------------
LIABILITIES  AND  SHAREHOLDERS' EQUITY

Current liabilities:

          Accounts payable                          $   3,774    $   7,133
          Accrued expenses                             27,081       23,127
          Unearned revenues                             1,213        2,690
          Notes payable (Note 6)                        6,383        6,186
          Current portion of
            long-term debt (Note 6)                    20,828       20,468
                                                    ---------    ---------
                                                       59,279       59,604

Long-term debt (Note 6)                               238,083      238,100


Other liabilities                                       2,588        2,023

Minority interest                                         507          506

Shareholders' equity (Notes 2 and 8):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued          --           --
          Common Stock, $.01 par value,
            100,000 shares authorized and
            50,692 and 43,672 issued and
            outstanding at March 31, 1994
            and December 31, 1993, respectivley           507          437

          Additional paid-in capital                  676,671      601,138
          Deficit                                    (675,686)    (625,049)
          Unrealized loss on marketable
            securities                                 (1,587)        (635)
          Cumulative foreign currency
            translation adjustments                     4,787        4,915
                                                    ---------    ---------
                                                        4,692      (19,194)
                                                    ---------    ---------
              Total liabilities and
                shareholders' equity                $ 305,149    $ 281,039
                                                    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                       CENTOCOR, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands except per share data)
                                 (Unaudited)

- - -----------------------------------------------------------------------------
For the three months ended March 31,                    1994        1993
- - -----------------------------------------------------------------------------

 Revenues:
   Sales                                              $ 9,829     $11,684
   Contracts (including related
     party revenues of $1,652
     in 1994 and $2,970 in 1993)
     (Note 7)                                           5,444       3,294
                                                      -------     -------
                                                       15,273      14,978

 Costs and expenses:
   Cost of sales                                        3,630       3,894
   Research and development (including contract
     revenue-related expenses of $1,572 in 1994
     and $2,577 in 1993)                               14,389      18,711
   Marketing, general and administrative (including
     contract revenue-related expenses of $343
     in 1994 and $873 in 1993)                          6,818       9,630
   Charge for acquired research and
     development (Note 8)                              36,966          --
   Restructuring charges  (Note 11)                        --       4,273
                                                      -------     -------
                                                       61,803      36,508

 Other income (expense):
   Interest income                                      1,108       1,211
   Interest expense                                    (4,960)     (5,021)
   Minority interest and other                           (255)       (189)
                                                      -------     -------
                                                       (4,107)     (3,999)

Net loss                                             ($50,637)   ($25,529)
                                                      =======     =======

Net loss per share                                     ($1.13)     ($0.62)
                                                      =======     =======

Weighted average number of shares
 outstanding                                           44,783      41,265
                                                      =======     =======

See accompanying Notes to Consolidated Financial Statements.

                       CENTOCOR, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)
                                 (Unaudited)

- - --------------------------------------------------------------------------------
For the three months ended March 31,                         1994       1993
- - --------------------------------------------------------------------------------

Cash flows used for operating activities:
  Net loss                                                ($50,637) ($25,529)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
     Charge for acquired research and development          36,966         --
     Restructuring charges                                     --      4,273
     Net loss on long-term investments                        512         --
     Depreciation and amortization                          5,064      7,008
     Amortization of deferred income                       (1,738)    (2,006)
     Minority interest and other                                1        198
     Changes in assets and liabilities:
            Accounts and contracts receivable               3,800      1,748
            Interest receivable                                55        577
            Inventory                                      (1,353)      (506)
            Prepaid expenses                                 (451)       (81)
            Other current assets                              (28)      (850)
            Intangible and other assets                      (818)        --
            Accounts payable                               (3,395)     1,339
            Unearned revenue                                  238         --
            Accrued expenses and other liabilities         (3,085)    (4,747)
            Other long-term liabilities                       565         51
                                                         --------   --------
    Net cash used for operating activities                (14,304)   (18,525)

Cash flows from investing activities:
  Net sales of investments                                  5,534     31,891
  Net purchases of fixed assets                            (1,391)      (492)
  Acquisition of Tocor II                                   3,991         --
                                                         --------   --------
    Net cash from investing activities                      8,134     31,399

Cash flows from (used for) financing activities:
  Net proceeds from issuance of Common Stock                2,065        417
  Reduction of long-term debt and notes payable              (249)    (2,014)
                                                         --------   --------
    Net cash from (used for) financing activities           1,816     (1,597)
Effect of foreign currency translation                          6        111
                                                         --------   --------

Net increase (decrease) in cash and cash equivalents       (4,348)    11,388
Beginning cash and cash equivalents                        46,210     28,496
                                                         --------   --------

Ending cash and cash equivalents                          $41,862    $39,884
                                                         ========   ========

See accompanying Notes to Consolidated Financial Statements.

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


Note 1
Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in Centocor Inc.'s (the "Company") audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at March 31, 1994 and December 31, 1993 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 1994 and 1993. The results of operations and the cash flows for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the entire year.

Note 2
Commitments and Contingencies

LIQUIDITY AND CAPITAL RESOURCES

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company will need to secure significant additional capital in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional capital will be available to the Company. There also can be no assurance that the Company will materially reduce its current rate of net cash outflows or generate significant and sustained levels of pharmaceutical product sales. The United States Food and Drug Administration ("FDA") has not approved any of the Company's pharmaceutical products for marketing. There can be no assurance that FDA or other regulatory approvals of any of the Company's products will be obtained. Failure to obtain timely FDA or other regulatory approvals of pharmaceutical products will have a material adverse effect on the Company. The status of the Company's major pharmaceutical products is discussed below.

     The Company's ability to further reduce its current rate of net cash outflows is also

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


dependent upon the extent to which it can expand collaborations with established pharmaceutical companies and achieve milestones under such collaborative agreements. No assurance can be given that such collaborations can be expanded or that such milestones can be achieved.

     At March 31, 1994, the Company had cash, cash equivalents and investments of $175,481,000, including equity investments of $7,365,000. During the first quarter of 1994, the Company had negative cash flows from operations of $14,304,000. The Company's total cash, cash equivalents and investments increased by $35,453,000, principally as a result of the exchange offer, which is discussed in Note 8.

     Agreements covering $20,760,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at March 31, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,760,000 of debt as short-term. Additionally, $6,383,000 of the Company's short-term debt is secured by investments at the lending bank of $6,340,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

STATUS OF CENTORX

     The Company's therapeutic products under development include CentoRx, a product intended to treat or prevent the formation of blood clots in the cardiovascular system. In the first quarter of 1993, the Company completed a randomized, double-blinded, placebo-controlled, Phase III trial in high-risk coronary angioplasty patients that enrolled 2,099 patients at 56 medical centers. The Company filed product license applications for CentoRx in the United States, Canada and in several countries in Europe. There can be no assurance that CentoRx will be approved for commercial sale in the United States, Europe or elsewhere. During the second quarter of 1993, Eli Lilly and Company ("Lilly") exercised its option to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement to reflect such event. Pursuant to that amendment, Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continued development of CentoRx for various clinical indications. A patent infringement action has recently been filed against the Company by Genentech, Inc. ("Genentech") which involves CentoRx. See "Other Litigation".

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


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

STATUS OF HA-1A

     HA-1A is a product intended for the treatment of patients with severe sepsis who are dying from endotoxemia. The Company has filed product license applications in the United States, Europe, and other countries seeking approval to market HA-1A. Regulatory approvals to market HA-1A were received in several European countries. In April 1992, the FDA advised the Company that there was insufficient evidence of efficacy for approval of HA-1A at that time. In June 1992, the Company initiated a second randomized, double-blinded, placebo-controlled, Phase III U.S. clinical trial of HA-1A in the treatment of patients with Gram-negative bacteremia and septic shock. The Company terminated this trial in 1993 after concluding that there was no reduction in the mortality rate among HA-1A-treated patients who did have Gram-negative bacteremia in comparison with placebo-treated patients in the same group. The Company and its principal distributor of HA-1A, Lilly, also voluntarily suspended sales and conducted a recall of the drug in Europe and elsewhere where the drug is authorized for sale. The regulatory approvals to market HA-1A in certain countries currently remain in effect pending the results of further clinical trials. The Company is currently conducting a randomized, double-blinded, placebo-controlled Phase III European clinical trial of the efficacy of HA-1A in the treatment of patients with fulminant meningococcemia. There can be no assurance that this trial will be successful or that any further trials of HA-1A will be initiated or will be successful.

     The Company is supplying HA-1A on a limited compassionate-use basis in certain countries in Europe. There can be no assurance that any commercial sales of HA-1A will resume in Europe.

SHAREHOLDER LITIGATION

     On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P.

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor, Inc., and Tocor II, Inc. ("Tocor II") was filed in the Court of Common Pleas of the Commonwealth of Pennsylvania, in and for Chester County. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an exchange offer (as defined in Note 8, the "Exchange Offer"), recommending acceptance of the Exchange Offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the Exchange Offer, the establishment of a "truly independent" special committee and financial advisor to consider the Exchange Offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. No injunction was, in fact, sought, and the Exchange Offer was made and consummated. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

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

OTHER LITIGATION

     In October 1992, the Company was served with a complaint filed by the Velos Group, a

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


Maryland partnership ("Velos"), in the United States District Court for the District of Maryland. The complaint alleges, principally, that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, which includes claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections. The complaint seeks declaratory relief, monetary relief in excess of $100,000,000, and requests that the Company place in escrow one-half of the amounts received by the Company pursuant to its agreements with Lilly. The complaint does not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed with leave to replead on June 22, 1993. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement, and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. The Company has responded to that motion. No decision on the motion has been rendered. The Company believes that the allegations of Velos are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

     In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin (HA-1A). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


directors had also filed a motion to dismiss. In September the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under
Section 10(b) of the Securities Exchange Act of 1934. As to the remaining claims, the Court has conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. The Company believes the allegations which remain are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

     On April 21, 1994, a complaint was filed against the Company in the United States District Court for the Northern District of California by Genentech, charging infringement of a patent held by Genentech. The complaint asks that the alleged infringement be enjoined preliminarily and permanently and seeks damages and counsel fees in an unspecified amount. While the complaint does not identify the allegedly infringing product by name, it appears to refer to CentoRx. While the complaint has only recently been received, and, therefore, a complete investigation has not yet been conducted, the Company believes that its product does not infringe any valid claim of the patent in question. Accordingly, unless the matter can be resolved amicably, the Company expects to defend the action vigorously. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

PARTNERSHIPS

     The Company has licensed certain technology related to CentoRx and Capiscint to Centocor Partners III, L.P. ("CPIII") and performs research and development with respect to such technology on CPIII's behalf. CPIII holds the rights to the licensed technology and results of the research and development efforts related thereto. The Company has the option to acquire such rights through its option to purchase the limited partnership interests in CPIII. The Company's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to $15,000 per full limited partnership interest and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. There have not as yet been any commercial sales of CPIII products. If the Company elects to exercise its option to purchase the limited partnership interests in CPIII, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in the Company's Common Stock, and future

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


payments generally of six percent of sales of products developed by CPIII. If the Company exercises its CPIII purchase option, the Company expects that it would record a significant charge to earnings representing the purchase of in-process research and development. See Note 3 for a discussion of the option that Lilly has exercised to become the exclusive distributor for CentoRx, a cardiovascular product being developed by the Company for CPIII.

     The Company has entered into indemnity agreements with CPIII and the former limited partners of Centocor Cardiovascular Imaging Partners ("CCIP") and Centocor Partners II, L.P. ("CPII") pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the United States Government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

ROYALTIES

     The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships, including payments to the former limited partners of CPII based on any sales of HA-1A. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of CentoRx.

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

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


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

     During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement. As part of the amendment Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continued development of CentoRx for various clinical indications. Under the Sales and Distribution Agreement, the Company is principally responsible for developing and manufacturing HA-1A and CentoRx and for securing regulatory approvals. Lilly is principally responsible for the marketing, selling and distribution of HA-1A and CentoRx after regulatory approvals. If approved, the Company will sell HA-1A and CentoRx to Lilly for Lilly's further sale to the end market. Under certain circumstances, such as acts of God, material breach of the agreement or bankruptcy by the Company, or in the event the Company cannot manufacture CentoRx, Lilly has the option to assume the manufacture of CentoRx and assure the continued supply of the product, even to the extent of acquiring the Company's related manufacturing assets at their independently appraised values. Lilly and the Company are cooperating in order to maximize the commercial potential of CentoRx. See Note 2 for a discussion of the Company's option to acquire the rights to CentoRx through its option to acquire the limited partnership interests in CPIII. As further described in Note 2, the Company and Lilly suspended sales and conducted a recall of HA-1A in Europe.

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


     In the first quarter of 1994, Lilly paid the Company $3.5 million for the achievement of certain milestones related to CentoRx and may make certain future payments based on the achievement of additional milestones. The Company may be required to make a payment to Lilly of $60 million through December 31, 1994, or decreasing amounts through December 31, 1999, in the event of any change in control of the Company or in the event of any governmental action or determination which results in the Sales and Distribution Agreement not being in full force and effect in all material respects in major jurisdictions, excluding the United States, and the subsequent termination of the Sales and Distribution Agreement by Lilly based solely on such events.

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

     Wellcome may make certain future payments up to $70 million based on the achievement of milestones and the acquisition of certain manufacturing technologies.

Note 4
Cash Equivalents and Investments

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which establishes a new accounting principle for the valuation and classification of investments. The adoption of SFAS 115, which has not been applied retroactively to prior years' financial statements, requires the Company to report an unrealized loss of $1,587,000 associated with the equity investment portfolio as a separate component of shareholders' equity. The Company's investments in U.S. Treasury securities and corporate bonds which are intended to be held to maturity are carried at amortized cost.

     Cash equivalents and investments consist principally of U. S. Treasury securities and bank certificates of deposit. Short-term investments at December 31, 1993 also include equity investments with carrying values of $2,800,000. Long-term investments also include certain equity investments with carrying values of $7,365,000 and $8,430,000 at March 31, 1994 and December 31, 1993, respectively.

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


     The aggregate market value of all short-term investments at March 31, 1994 and December 31, 1993 was $125,983,000 and $76,739,000, respectively. The aggregate market value of all long-term investments at March 31, 1994 and December 31, 1993 was $7,365,000 and $17,156,000, respectively.

     The Company has agreed to maintain investments of $26,340,000 as of March 31, 1994 at certain banks as collateral for loans from those banks. See Notes 2 and 6.


Note 5
Inventory

Inventory consists of the following (in thousands):

                                               March 31,    December 31,
                                                  1994          1993
                                               ---------    ------------
    Raw materials                                $ 3,408         $ 3,791
    Work in process                               10,235           8,388
    Finished goods                                 1,582           1,695
                                                 -------         -------
                                                 $15,315         $13,874
                                                 =======         =======

     Inventory at March 31, 1994 and December 31, 1993 includes $7,155,000 and $5,920,000, respectively of certain pharmaceutical products for which the Company has not yet obtained marketing approval, including certain raw materials to be used in the production of such inventories. See Note 2. Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
Debt

     Notes Payable

     Notes payable at March 31, 1994 and December 31, 1993 consist of $6,383,000 and $6,186,000, respectively, of borrowings under short-term notes at an interest rate of 5.7 percent per

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


annum at March 31, 1994, payable in Dutch guilders no later than September 28, 1994. These borrowings are secured by investments at the lending bank of $6,340,000.

     Long-term debt

     Long-term debt consists of the following (in thousands):


                            March 31,     December 31,
                               1994           1993
                            ---------     ------------

7-1/4 percent Notes          $106,640       $106,640
6-3/4 percent Debentures      125,000        125,000
Mortgage Debt                  16,133         16,134
Long-term Note                 11,138         10,794
                             --------       --------
                              258,911        258,568
Current Portion               (20,828)       (20,468)
                             --------       --------
                             $238,083       $238,100
                             ========       ========

     7-1/4 Percent Notes

     On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at March 31, 1994 of $33,654,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 105 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of the 7-1/4 percent Notes in certain limited circumstances, including a change in control of the Company.

     6-3/4 Percent Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at March 31, 1994 of $33,654,000 and all future senior indebtedness of the Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 104 percent of the principal amount of the 6-3/4 percent Debentures, provided that prior to October 16, 1994, the 6-3/4 percent Debentures may not be redeemed unless for 30 successive trading days ending within 15 days of the date of the redemption notice the closing price of the Company's Common Stock as reported on the NASDAQ National Market System is at least 130 percent of the then effective conversion price of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures in certain limited circumstances, including a change in control of the Company.

     Mortgage Debt

     Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company has such a loan outstanding with a balance of approximately $6,510,000 at March 31, 1994 which bears interest at an annual rate of 10 percent through its maturity date of May 1, 1995. A Netherlands loan, with an outstanding balance of approximately $5,572,000 at March 31, 1994, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At March 31, 1994, this loan is classified as short-term (see "Loan Covenants").

     Long-term Note

     The Company borrowed $11,138,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At March 31, 1994, this loan is classified as short-term (see "Loan Covenants").

     Loan Covenants

     Agreements covering $20,760,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


of such covenants on the condition that it maintains certain investments at the lending bank, which at March 31, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,760,000 of debt as short-term. Additionally, $6,383,000 of the Company's short-term debt is secured by investments at the lending bank of $6,340,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

Note 7
Contract Revenues

     Lilly Related
     -------------

     For the three months ended March 31, 1994, the Company recognized $3,500,000 of revenues pursuant to the Company's agreements with Lilly as further described in Note 3.

     Related Party Research & Development
     ------------------------------------

     During 1994 and 1993, the Company conducted research and development under contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee and recorded revenue of $1,652,000 and $2,970,000 for the three months ended March 31, 1994 and 1993, respectively. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. See
Note 8 for a discussion of an exchange offer which resulted in the termination of the Tocor II research and development contract and services agreement.

Note 8
Charge for Acquired Research and Development

     In February 1994, the Company initiated an Exchange Offer pursuant to which the Company offered to exchange 3.2 shares of its Common Stock for each of the 2,250,000 outstanding Tocor II Units tendered. Each Unit consisted of one share of callable common stock of Tocor II, one callable warrant to purchase one share of Centocor Common Stock and one Series T warrant to purchase one share of Centocor Common Stock (the "Warrants"). The Exchange Offer expired at the close of business on March 11, 1994, at which time the Company accepted all of the 94 percent of the Tocor II Units tendered in exchange for approximately 6,793,000 shares of its Common Stock, thereby increasing shareholders equity by $81,607,000. The transaction was accounted for as a purchase and the Company allocated the excess of the consideration paid over the net assets of Tocor II to the value of the acquired research and development. The Company recorded a charge to earnings in the first quarter of 1994 of approximately $36,966,000 representing principally the cost allocated to the acquired research and development. In connection with the transaction, the Company acquired $50,124,000 of cash and Warrants with a value of $8,492,000 which were retired. The unaudited comparative statement of operations data excluding the charge for

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


acquired research and development, assuming the Exchange Offer was consummated as of January 1, 1993, would have been as follows:

                                      For the three months  For the three months
  Statement of Operations Data        ended March 31, 1994  ended March 31, 1993
  ----------------------------        --------------------  --------------------
  Revenues                                   $ 13,621             $ 12,008
  Loss                                       $(14,942)            $(27,917)
  Loss per share                             $  (0.29)            $  (0.58)

     Effective March 30, 1994, the Company acquired the remaining shares of Tocor II callable common stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Each share of Tocor II callable common stock acquired by the Company in the merger transaction is convertible into 2.88 shares of the Company's Common Stock. If all of the remaining shares of Tocor II callable common stock are so converted, the Company would be obligated to issue approximately 355,000 shares of its Common Stock. Warrants not tendered as part of Units in the Exchange Offer remain outstanding.

Note 9
Income Taxes

     The Company recorded a charge for acquired research and development of $36,966,000 in 1994 which is not fully deductible for tax purposes in the year incurred. The ultimate amount and timing of the deductions related to this charge is uncertain; however, the Company believes that a portion of the charge may be deductible for tax purposes over the estimated useful life of the related technology acquired.

     At March 31, 1994, the tax effect of the Company's federal net tax operating loss carryforwards was $125,066,000 with expiration dates ranging from 2005 to 2009. Additionally, at March 31, 1994, the Company had research and development tax credits of $3,576,000 with expiration dates ranging from 1999 to 2002. Further, the tax effect of inventory reserves that are not currently deductible at March 31, 1994 were $20,376,000. Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company has no net deferred tax assets at March 31, 1994.

Note 10
Supplemental Information on Cash Flows

     Interest paid for the three months ended March 31, 1994 and 1993 was $4,831,000 and $5,139,000, respectively.

     Cash used for the purchases of investments as well as the cash received upon the maturities

                       Centocor, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

- - --------------------------------------------------------------------------------


and sales of investments were as follows (in thousands):


    Three months ended March 31,                             1994       1993
                                                           --------   --------
    Purchases                                              $(22,786)  $(30,809)
    Maturities and sales                                     28,320     62,700
                                                           --------   --------
                                                           $  5,534   $ 31,891
                                                           ========   ========

     During 1994, the Company issued 6,793,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $22,991,000 in connection with an exchange offer more fully described in Note 8.

     During the first quarter of 1994, the Company acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 8.

Note 11
Restructuring Charges

     During the first quarter of 1993, the Company recorded a restructuring charge of $4,273,000, principally related to reserves for certain fixed assets which were subsequently disposed. As a result of the downsizing of the Company's staff and present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.
- - --------------------------------------------------------------------------------


Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company will need to secure significant additional capital in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional capital will be available to the Company. There also can be no assurance that the Company will materially reduce its current rate of net cash outflows or generate significant and sustained levels of pharmaceutical product sales. The United States Food and Drug Administration ("FDA") has not approved any of the Company's pharmaceutical products for marketing. There can be no assurance that FDA or other regulatory approvals of any of the Company's products will be obtained. Failure to obtain timely FDA or other regulatory approvals of pharmaceutical products will have a material adverse effect on the Company. The status of the Company's major pharmaceutical products is discussed below.

     The Company's ability to further reduce its current rate of net cash outflows is also dependent upon the extent to which it can expand collaborations with established pharmaceutical companies and achieve milestones under such collaborative agreements. No assurance can be given that such collaborations can be expanded or that such milestones can be achieved.

     At March 31, 1994, the Company had cash, cash equivalents and investments of $175,481,000, including equity investments of $7,365,000. During the first quarter of 1994, the Company had negative cash flows from operations of $14,304,000. The Company's total cash, cash equivalents and investments increased by $35,453,000, principally as a result of the exchange offer, which is discussed in Note 8 to the Company's Consolidated Financial Statements.

     Agreements covering $20,760,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at March 31, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,760,000 of debt as short-term. Additionally, $6,383,000 of the Company's short-term debt is secured by investments at the lending bank of $6,340,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.
- - --------------------------------------------------------------------------------

     See Note 2 to the Company's Consolidated Financial Statements for a discussion of litigation and other factors which may effect the Company's future liquidity and capital resources.

STATUS OF CENTORX

     The Company's therapeutic products under development include CentoRx, a product intended to treat or prevent the formation of blood clots in the cardiovascular system. In the first quarter of 1993, the Company completed a randomized, double-blinded, placebo-controlled, Phase III trial in high-risk coronary angioplasty patients that enrolled 2,099 patients at 56 medical centers. The Company filed product license applications for CentoRx in the United States, Canada and in several countries in Europe. There can be no assurance that CentoRx will be approved for commercial sale in the United States, Europe or elsewhere. During the second quarter of 1993, Eli Lilly and Company ("Lilly") exercised its option to become the exclusive worldwide distributor of CentoRx and the Company and Lilly amended their Sales and Distribution Agreement to reflect such event. Pursuant to that amendment, Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continued development of CentoRx for various clinical indications. A patent infringement action has recently been filed against the Company by Genentech, Inc. ("Genentech") which involves CentoRx. See Note 2 to the Company's Consolidated Financial Statements.

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

STATUS OF HA-1A

     HA-1A is a product intended for the treatment of patients with severe sepsis who are dying from endotoxemia. The Company has filed product license applications in the United States, Europe, and other countries seeking approval to market HA-1A. Regulatory approvals to market HA-1A were received in several European countries. In April 1992, the FDA advised the Company that there was insufficient evidence of efficacy for approval of HA-1A at that time. In June 1992, the Company initiated a second randomized, double-blinded, placebo-controlled, Phase III U.S. clinical trial of HA-1A in the treatment of patients with Gram-negative bacteremia and septic shock. The Company terminated this trial in 1993 after concluding that there was no reduction in the mortality rate among HA-1A-treated patients who did have Gram-negative bacteremia in comparison with placebo-treated patients in the same group. The Company and its principal distributor of HA-1A, Lilly, also voluntarily suspended sales and conducted a recall of the drug in Europe and elsewhere where the drug is authorized for sale. The regulatory approvals to market HA-1A in certain countries currently remain in effect pending the results of further clinical trials. The Company is currently conducting a randomized, double-blinded, placebo-controlled Phase III European clinical trial of the efficacy of HA-1A in the treatment of patients with fulminant

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.
- - --------------------------------------------------------------------------------


meningococcemia. There can be no assurance that this trial will be successful or that any further trials of HA-1A will be initiated or will be successful.

     The Company is supplying HA-1A on a limited compassionate-use basis in certain countries in Europe. There can be no assurance that any commercial sales of HA-1A will resume in Europe.

ASSETS

     The increase in the aggregate amount of cash and investments at March 31, 1994 as compared to December 31, 1993 is discussed under Liquidity and Capital Resources.

     Gross fixed assets at March 31, 1994 increased as compared to December 31, 1993 principally due to upgrading of manufacturing facilities. As a result of the downsizing of the Company's staff and present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity at March 31, 1994 increased as compared to December 31, 1993 principally as a result of the Exchange Offer consummated on March 11, 1994. See Note 8 to the Company's Consolidated Financial Statements. Additionally, shareholders' equity increased by proceeds from the exercise of options and warrants. These increases were partially offset by the Company's first quarter loss. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     The Company expects that shareholders' equity will decrease in future periods unless and until the Company is successful in securing additional capital from collaborative arrangements with pharmaceutical companies or the capital markets or significant and sustained levels of pharmaceutical product sales are achieved. There can be no assurance that significant and sustained levels of pharmaceutical products sales will be achieved or that any additional capital will be available to the Company.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.
- - --------------------------------------------------------------------------------


REVENUES

     Product sales have not produced sufficient revenues to cover the Company's operating expenses. The decrease in sales for the three months ended March 31, 1994 as compared to the year earlier period is principally due to lower sales of certain diagnostic reagents and the discontinuance of certain product lines.

     Contract revenues for the three months ended March 31, 1994 and 1993 include $1,652,000 and $2,970,000, respectively, net of warrant amortization costs, recognized pursuant to the Company's agreements with Tocor II. The decrease in contract revenue is principally the result of the Exchange Offer, which is more fully described in Note 8 to the Company's Consolidated Financial Statements. As a result of the Exchange Offer, no further contract revenue will be recognized in connection with the Tocor II research program.

     The increase in contract revenue for the three months ended March 31, 1994 as compared to the corresponding period of the prior year is principally due to a payment of $3,500,000 received from Lilly in connection with the achievement of certain milestones, partially offset by the decrease in contract revenue from TOCOR II as discussed above. The level of contract revenues in future periods will primarily depend upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the achievement of milestones under current arrangements.

COSTS AND EXPENSES

     Cost of sales decreased in the first quarter of 1994 as compared to 1993 due to decreased sales. The production cost per unit and, consequently, the profit margin from sales, are highly dependent upon the antibody yields as well as the mix of products sold. As further described in Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales.

     Research and development expenses decreased in the first quarter of 1994 as compared to the year earlier period due principally to a decrease in activities associated with clinical trials of products under development. Additionally, during the first quarter of 1994, certain resources previously employed in research and development activities were utilized in the production of inventory, resulting in lower period expenses. The Company expects research and development expenses to increase in the remaining quarters of 1994 as compared to the first quarter of 1994 as the Company expands clinical trials of products under development.

     Marketing, general and administrative expenses for the three months ended March 31, 1994 decreased as compared to the year earlier period due principally to reductions in sales and administrative staffs, and marketing costs.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.
- - --------------------------------------------------------------------------------


OTHER INCOME AND EXPENSE

     Interest income decreased in the first quarter of 1994 as compared to the year earlier period due principally to a reduction in the Company's cash and investment balances and reduced interest rates on investments during the 1994 period. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates obtained on such investments.

PER SHARE CALCULATIONS

     At March 31, 1994, approximately 14,120,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the modified treasury stock method of calculating per share data since the number of shares of the Company's Common Stock issuable upon the exercise of Common Stock equivalents is in excess of 20 percent of the Company's outstanding Common Stock. Under the modified treasury stock method, the effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the aggregate effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

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

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings

         See Note 2 to the Company's Consolidated Financial Statements, which is incorporated herein by reference.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              None.

         (b)  Reports on Form 8-K
              -------------------

              The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended March 31, 1994:

              Date of Report            Items Covered
              --------------            -------------
              December 16, 1993         5, 7
              December 23, 1993         5, 7
              March 11, 1994            2, 7
              April 21, 1994            5, 7

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Centocor, Inc.
                                            (Registrant)


Date:  May 13, 1994                         /s/David P. Holveck
       ------------                         ---------------------------
                                            David P. Holveck
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  May 13, 1994                         /s/Dominic J. Caruso
       ------------                         ---------------------------
                                            Dominic J. Caruso
                                            Vice President,
                                            Corporate Controller and
                                            Chief Accounting Officer
                                            (Principal Financial and
                                            Accounting Officer)