Form 10-Q
period 1994-06-30
CENTOCOR INC
filed 1994-08-12
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Pennsylvania                                        23-2117202
- - ----------------------------------------              --------------------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                        Identification No.)


200 Great Valley Parkway        Malvern, Pennsylvania              19355-1307
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 610-651-6000
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X    No
                                           ------     ------

Shares of Common Stock outstanding at August 1, 1994 were 51,042,447.

Part I: Financial Information
- - -----------------------------
Item 1:  Financial Statements


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                 (Unaudited)
                                                                   June 30,            December 31,
                                                                     1994                  1993
- - --------------------------------------------------------       ---------------       ----------------
ASSETS

Current assets:


         Cash and cash equivalents  (Notes 4, 6 and 8)              $41,232               $46,210
         Short-term investments (Notes 4, 6 and 8)                   94,967                76,662
         Accounts and contracts receivable                           10,295                12,078
         Interest receivable                                          1,336                   471
         Inventory (Note 5)                                          15,674                13,874
         Prepaid expenses                                             1,828                 2,392
         Other current assets                                         1,237                 1,024
                                                               -------------         -------------
                                                                    166,569               152,711



Fixed assets (Note 6):
         Land and buildings                                          65,784                64,284
         Equipment, furniture, fixtures and
            improvements                                             81,725                78,932
                                                               -------------         -------------
                                                                    147,509               143,216
         Less accumulated depreciation                              (66,333)              (58,533)
                                                               -------------         -------------
                                                                     81,176                84,683

Long-term investments (Note 4)                                       24,548                17,156

Intangible and other assets                                          18,117                26,489
                                                               -------------         -------------

             Total assets                                          $290,410              $281,039
                                                               =============         =============


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

                                                      (Unaudited)
                                                        June 30,        December 31,
                                                          1994              1993
- - -------------------------------------                --------------    ---------------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

     Accounts payable                                      $4,272           $7,133
     Accrued expenses                                      23,429           23,127
     Unearned revenues                                      1,817            2,690
     Notes payable (Note 6)                                 6,667            6,186
     Current portion of
       long-term debt (Note 6)                             26,975           20,468
                                                     -------------     ------------
                                                           63,160           59,604

Long-term debt (Note 6)                                   231,640          238,100


Other liabilities                                           2,878            2,023

Minority interest                                             507              506

Shareholders' equity (Notes 2 and 8):
     Preferred Stock, $.01 par value,
       10,000 shares authorized, none issued                    -                -
     Common Stock, $.01 par value,
       100,000 shares authorized and
       50,972 and 43,672 issued and
       outstanding at June 30, 1994
       and December 31, 1993, respectively                    510              437
     Additional paid-in capital                           679,719          601,138
     Deficit                                             (691,104)        (625,049)
     Unrealized loss on marketable
       securities                                          (2,380)            (635)
     Cumulative foreign currency
       translation adjustments                              5,480            4,915
                                                     -------------     ------------
                                                           (7,775)         (19,194)
                                                     -------------     ------------
         Total liabilities and
           shareholders' equity                          $290,410         $281,039
                                                     =============     ============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

- - --------------------------------------------------------------------------------
 For the three months ended June 30,                  1994             1993
- - --------------------------------------------------------------------------------
 Revenues:
   Sales                                              $12,114          $10,918
   Contracts (including related
     party revenues of $2,573 in 1993)
     (Note 7)                                           4,270            2,835
                                                    ----------       ----------
                                                       16,384           13,753

 Costs and expenses:
   Cost of sales                                        4,471            3,983
   Research and development (including contract
     revenue-related expenses of $2,413 in 1993)       16,666           16,760
   Marketing, general and administrative (including
     contract revenue-related expenses of
     $576 in 1993)                                      6,809            9,664
   Restructuring charges  (Note 11)                         -            5,114
                                                    ----------       ----------
                                                       27,946           35,521

 Other income (expense):
   Interest income                                      1,561            1,026
   Interest expense                                    (4,933)          (5,003)
   Minority interest and other                           (484)            (277)
                                                    ----------       ----------
                                                       (3,856)          (4,254)


 Net loss                                            ($15,418)        ($26,022)
                                                    ==========       ==========


 Net loss per share                                    ($0.30)          ($0.63)
                                                    ==========       ==========

 Weighted average number of shares
   outstanding                                         50,835           41,293
                                                    ==========       ==========

    See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

- - --------------------------------------------------------------------------------
 For the six months ended June 30,                    1994             1993
- - --------------------------------------------------------------------------------
 Revenues:
   Sales                                              $21,943          $22,602
   Contracts (including related
     party revenues of $1,652
     in 1994 and $5,543 in 1993)
     (Note 7)                                           9,714            6,129
                                                    ---------        ---------
                                                       31,657           28,731

 Costs and expenses:
   Cost of sales                                        8,101            7,877
   Research and development (including contract
     revenue-related expenses of $1,572 in 1994
     and $4,990 in 1993)                               31,055           35,472
   Marketing, general and administrative (including
     contract revenue-related expenses of $343
     in 1994 and $1,449 in 1993)                       13,627           19,294
   Charge for acquired research and
       development (Note 8)                            36,966                -
   Restructuring charges  (Note 11)                         -            9,387
                                                    ---------        ---------
                                                       89,749           72,030

 Other income (expense):
   Interest income                                      2,669            2,236
   Interest expense                                    (9,893)         (10,024)
   Minority interest and other                           (739)            (463)
                                                    ---------        ---------
                                                       (7,963)          (8,251)


 Net loss                                             (66,055)         (51,550)
                                                    =========        =========


 Net loss per share                                    ($1.38)          ($1.25)
                                                    =========        =========

 Weighted average number of shares
   outstanding                                         47,813           41,279
                                                    =========        =========

    See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)


- - -----------------------------------------------------------------------------------------------------
  For the six months ended June 30,                                      1994            1993
- - -----------------------------------------------------------------------------------------------------
  Cash flows used for operating activities:
    Net loss                                                           ($66,055)       ($51,550)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
       Charge for acquired research and development                      36,966               -
       Restructuring charges                                                  -           9,387
       Net loss on long-term investments                                  1,091               -
       Depreciation and amortization                                      8,963          14,397
       Amortization of deferred income                                   (1,930)         (2,187)
       Minority interest and other                                            1             510
       Changes in assets and liabilities:
              Accounts and contracts receivable                           1,825          (1,158)
              Interest receivable                                          (728)          1,298
              Inventory                                                  (1,484)           (106)
              Prepaid expenses                                             (648)            187
              Other current assets                                         (146)            856
              Intangible and other assets                                  (665)           (518)
              Accounts payable                                           (2,988)           (126)
              Unearned revenues                                           1,000               -
              Accrued expenses and other liabilities                     (4,407)         (2,602)
              Other long-term liabilities                                   855             166
                                                                       ---------       ---------
      Net cash used for operating activities                            (28,350)        (31,446)

  Cash flows from investing activities:
    Net sales of investments                                             18,777          54,235
    Net purchases of fixed assets                                        (2,039)           (435)
    Acquisition of Tocor II                                               3,991               -
                                                                       ---------       ---------
      Net cash from investing activities                                 20,729          53,800

  Cash flows from financing activities:
    Net proceeds from issuance of Common Stock                            3,113             494
    Proceeds from issuance of long-term debt and notes payable                -           2,500
    Reduction of long-term debt and notes payable                        (1,344)         (2,417)
                                                                       ---------       ---------
      Net cash from financing activities                                  1,769             577
  Effect of foreign currency translation                                    874            (891)
                                                                       ---------       ---------

  Net increase (decrease) in cash and cash equivalents                   (4,978)         22,040
  Beginning cash and cash equivalents                                    46,210          28,496
                                                                       ---------       ---------

  Ending cash and cash equivalents                                      $41,232         $50,536
                                                                       =========       =========

  See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

Note 1
Basis of Presentation

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in Centocor, Inc.'s (the "Company") audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at June 30, 1994 and December 31, 1993 and the consolidated results of operations for the three and six months ended June 30, 1994 and 1993 and the consolidated cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 and the cash flows for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the entire year.

Note 2
Commitments and Contingencies

LIQUIDITY AND CAPITAL RESOURCES

    The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company will need to secure significant additional capital in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional capital will be available to the Company. There also can be no assurance that the Company will materially reduce its current rate of net cash outflows or generate significant and sustained levels of pharmaceutical product sales. The United States Food and Drug Administration ("FDA") has not approved any of the Company's pharmaceutical products for marketing. There can be no assurance that FDA or other regulatory approvals of any of the Company's products will be obtained. Failure to obtain timely FDA or other regulatory approvals of pharmaceutical products will have a material adverse effect on the Company. The status of two of the Company's major pharmaceutical products which have been submitted for regulatory approval is discussed below.

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

    At June 30, 1994, the Company had cash, cash equivalents and investments of $160,747,000, including equity investments of $5,993,000. During the six months ended June 30, 1994, the Company had negative cash flows from operations of $28,350,000. The Company's total cash, cash equivalents and investments increased by $20,719,000 from December 31, 1993, principally as a result of the exchange offer, which is discussed in Note 8, partially offset by the cash used for operations.

    Agreements covering $20,482,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at June 30, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,482,000 of debt as short-term. Additionally, $6,667,000 of the Company's short-term debt is secured by investments at the lending bank of $6,500,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

STATUS OF REOPRO (formerly CentoRx)

    The Company's therapeutic products under development include ReoPro, a product intended to treat or prevent the formation of blood clots in the cardiovascular system. The Company filed product license applications for ReoPro in the United States, Canada and in several countries in Europe. On June 9, 1994, the FDA Cardiovascular and Renal Drugs Advisory Committee recommended approval of ReoPro for the indication of high-risk angioplasty. There can be no assurance that ReoPro will be approved for commercial sale in the United States, Europe or elsewhere. A patent infringement action was filed against the Company by Genentech, Inc. ("Genentech") which involves ReoPro. See "Other Litigation".

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

STATUS OF PANOREX

    The Company has completed the filing of an application requesting marketing approval for Panorex in Germany. Panorex is a product intended to treat colorectal cancer. There can be no assurance that Panorex will be approved for commercial sale in Germany or elsewhere.

SHAREHOLDER LITIGATION

    On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor, Inc., and Tocor II, Inc. ("Tocor II") was filed in the Court of Common Pleas of the Commonwealth of Pennsylvania, in and for Chester County. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an exchange offer (as defined in Note 8, the "Exchange Offer"), recommending acceptance of the Exchange Offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the Exchange Offer, the establishment of a "truly independent" special committee and financial advisor to consider the Exchange Offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. No injunction was, in fact, sought, and the Exchange Offer was made and consummated. The defendants filed a motion to dismiss the complaint on the ground that the Pennsylvania court should not exercise jurisdiction over a matter relating to the internal affairs of a foreign corporation. No decision on the motion has been rendered. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

    In January 1993, purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and certain present and former directors and/or officers of the Company and/or Tocor II, and Eli Lilly and Company ("Lilly"). The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 (the "Complaint") was filed in May 1993, based on alleged violations of securities laws and alleged breaches of the named individual defendants of fiduciary duties to Centocor. All claims against all defendants, except the Company and two of its officers/directors, were voluntarily dismissed when the Complaint was filed. The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about the Company in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. The Complaint seeks compensatory damages in unspecified amounts, counsel fees, interest, costs of suit, and such other relief that the court deems appropriate. Defendants answered the Complaint and denied the allegations therein. The Company believes that the allegations set forth in the Complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

OTHER LITIGATION

    On April 21, 1994, a complaint was filed against the Company in the United States District Court for the Northern District of California by Genentech, charging infringement of a patent held by Genentech. The complaint asks that the alleged infringement be enjoined preliminarily and permanently and seeks damages and counsel fees in an unspecified amount. While the complaint does not identify any allegedly infringing product or conduct, it purportedly asserts claims regarding ReoPro(TM) and other of the Company's products. The Company filed a motion to dismiss for failure to state a claim, for summary judgment, or, in the alternative, for a more definite statement. That motion is scheduled to be argued on August 26, 1994. The Company believes that its products do not infringe any valid claim of the patent in question. Accordingly, unless the matter can be resolved amicably, the Company expects to defend the action vigorously. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

    In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin (HA-1A). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had also filed a motion to dismiss. In September the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. As to the remaining claims, the Court has conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. The Company believes the allegations which remain are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

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

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

PARTNERSHIPS

    The Company has licensed certain technology related to ReoPro and Capiscint to Centocor Partners III, L.P. ("CPIII") and performs research and development with respect to such technology on CPIII's behalf. CPIII holds the rights to the licensed technology and results of the research and development efforts related thereto. The Company has the option to acquire such rights through its option to purchase the limited partnership interests in CPIII. The Company's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to $15,000 per full limited partnership interest and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. There have not as yet been any commercial sales of CPIII products. If the Company elects to exercise its option to purchase the limited partnership interests in CPIII, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII.
The Company and CPIII have formed a joint venture for the purpose of commercializing ReoPro. Joint venture profits, if any, are allocated 75% to the Company and 25% to CPIII. The joint venture will terminate upon the occurrence of certain events including the exercise or expiration of the purchase option. If the Company exercises its CPIII purchase option, the Company expects that it would record a significant charge to earnings representing the purchase of in-process research and development. See Note 3 for a discussion of the option that Lilly has exercised to become the exclusive distributor for ReoPro, a cardiovascular product being developed by the Company for CPIII.

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

ROYALTIES

    The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII,

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

including payments based on any sales of ReoPro.

    The Company has entered into agreements to support research at certain research institutions. These agreements, which grant the Company licenses and/or options to license certain technology resulting from the research, generally require the Company to pay royalties to such institutions on the sales of any products that utilize the licensed technology. Further, the Company has licenses under certain patents, patent applications and technology and pays the licensors or their licensees royalties under such agreements.

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

Note 3
Collaborative Arrangements

Relationship with Eli Lilly and Company

    During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor of ReoPro. Under a Sales and Distribution Agreement, the Company is principally responsible for developing and manufacturing HA-1A and ReoPro.

    For the three and six months ended June 30, 1994, the Company recognized revenue of $3,000,000 and $6,500,000, respectively, under an Agreement with Lilly for the achievement of certain milestones related to ReoPro. Lilly may make certain future payments based on the achievement of additional milestones. Under agreements with Lilly, the Company and Lilly share equally in the profits from ReoPro and the Company may be required to pay Lilly additional

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

amounts based on the level of sales of ReoPro. The Company may be required to make a payment to Lilly of $60 million through December 31, 1994, or decreasing amounts through December 31, 1999, in the event of any change in control of the Company or in the event of any governmental action or determination which results in the Sales and Distribution Agreement not being in full force and effect in all material respects in major jurisdictions, excluding the United States, and the subsequent termination of the Sales and Distribution Agreement by Lilly based solely on such events.

Relationship with Wellcome plc

    In 1993, the Company and Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. Centocor is responsible for the develop and manufacture of Panorex and for securing regulatory approvals for Panorex. Wellcome has the option to continue the clinical development of up to six other potential drugs. Wellcome will then market and sell any of such approved drugs, including Panorex, in most parts of the world.

    Wellcome may make certain future payments to the Company based on the achievement of milestones and the acquisition of certain manufacturing technologies.

Note 4
Cash Equivalents and Investments

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which establishes a new accounting principle for the valuation and classification of investments. The adoption of SFAS 115, which has not been applied retroactively to prior years' financial statements, requires the Company to report an unrealized loss of $2,380,000 associated with the equity investment portfolio as a separate component of shareholders' equity. There can be no assurance that a reduction in the carrying value of such investments through a charge to earnings will not be required in the future. Such unrealized loss represents the excess of the Company's adjusted cost over the market value of securities classified as available for sale. The Company's investments in U.S. Treasury securities and corporate bonds which the Company has the ability and intent to hold to maturity are carried at amortized cost.

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

    At June 30, 1994, securities classified as available for sale and held to maturity are summarized below.

(in thousands)                                          Gross        Gross   Estimated
                                       Amortized   Unrealized   Unrealized        Fair
                                            Cost        Gains       Losses       Value
                                            ----        -----       ------       -----
    Investments available for sale:
         Equity securities               $ 8,373          $ -     $(2,380)     $ 5,993
                                         =======          ===     ========     =======

    Investments held to maturity:
         Securities and obligations of
            the U.S. Treasury and other
            U.S. government agencies     $98,712          $68       $(625)     $98,155
         Certificates of deposit           8,312            -           -        8,312
         Corporate Bonds and
            Commercial Paper              15,807            5        (177)      15,635
                                        --------          ---       -----     --------
                                        $122,831          $73       $(802)    $122,102
                                        ========          ===       ======    ========

    At June 30, 1994, these securities were classified as follows:

    (in thousands)
    Cash equivalents          $ 9,309
    Short-term investments     94,967
    Long-term investments      24,548
                             --------
                             $128,824
                             ========

    The Company has agreed to maintain investments of $26,500,000 as of June 30, 1994 at certain banks as collateral for loans from those banks. See Notes 2 and 6.

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

Note 5
Inventory

Inventory consists of the following (in thousands):

                                 June 30,    December 31,
                                   1994          1993
                                 --------    ------------
    Raw materials                $ 3,494        $ 3,791
    Work in process               10,194          8,388
    Finished goods                 1,986          1,695
                                 -------        -------
                                 $15,674        $13,874
                                 =======        =======

    Inventory at June 30, 1994 and December 31, 1993 includes $7,285,000 and $5,920,000, respectively, of certain pharmaceutical products for which the Company has not yet obtained marketing approval, including certain raw materials to be used in the production of such inventories. See Note 2. Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
Debt

    Notes Payable

    Notes payable at June 30, 1994 and December 31, 1993 consist of $6,667,000 and $6,186,000, respectively, of borrowings under short-term notes at an interest rate of 5.7 percent per annum at June 30, 1994, payable in Dutch guilders no later than September 28, 1994. These borrowings are secured by investments at the lending bank of $6,500,000.

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

    Long-term debt

    Long-term debt consists of the following (in thousands):

                                     June 30,    December 31,
                                       1994          1993
                                     --------    ------------
7-1/4 percent Notes                 $106,640       $106,640
6-3/4 percent Debentures             125,000        125,000
Mortgage Debt                         16,208         16,134
Long-term Note                        10,767         10,794
                                    --------       --------
                                     258,615        258,568
Current Portion                      (26,975)       (20,468)
                                    --------       --------
                                    $231,640       $238,100
                                    ========       ========


    7-1/4 Percent Notes

    On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at June 30, 1994 of $33,643,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 105 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of the 7-1/4 percent Notes in certain limited circumstances, including a change in control of the Company.

    6-3/4 Percent Debentures

    On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at June 30, 1994 of $33,643,000 and all future senior indebtedness of the

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 104 percent of the principal amount of the 6-3/4 percent Debentures, provided that prior to October 16, 1994, the 6-3/4 percent Debentures may not be redeemed unless for 30 successive trading days ending within 15 days of the date of the redemption notice the closing price of the Company's Common Stock as reported on the NASDAQ National Market System is at least 130 percent of the then effective conversion price of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures in certain limited circumstances, including a change in control of the Company.

    Mortgage Debt

    Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company has such a loan outstanding with a balance of approximately $6,494,000 at June 30, 1994 which bears interest at an annual rate of 10 percent through its maturity date of May 1, 1995. At June 30, 1994, this loan is classified as short-term. A Netherlands loan, with an outstanding balance of approximately $5,819,000 at June 30, 1994, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At June 30, 1994, this loan is classified as short-term (see "Loan Covenants").

    Long-term Note

    The Company borrowed $10,767,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At June 30, 1994, this loan is classified as short-term (see "Loan Covenants").

    Loan Covenants

    Agreements covering $20,482,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintains certain investments at the lending bank, which at June 30, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

continue to collateralize such loans and, accordingly, the Company has classified $20,482,000 of debt as short-term. Additionally, $6,667,000 of the Company's notes payable are secured by investments at the lending bank of $6,500,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

Note 7
Contract Revenues

    Lilly Related
    -------------

    For the three and six months ended June 30, 1994, the Company recognized $3,000,000 and $6,500,000, respectively of revenues pursuant to the Company's agreements with Lilly as further described in Note 3.

    Related Party Research & Development
    ------------------------------------

    During 1994 and 1993, the Company conducted research and development under contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee and recorded revenue of $1,652,000 for the six months ended June 30, 1994 and $2,573,000 and $5,543,000 for the three and six months ended June 30, 1993, respectively. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. See Note 8 for a discussion of an exchange offer which resulted in the termination of the Tocor II research and development contract and services agreement.

Note 8
Charge for Acquired Research and Development

         In February 1994, the Company initiated an Exchange Offer pursuant to which the Company offered to exchange 3.2 shares of its Common Stock for each of the 2,250,000 outstanding Tocor II Units tendered. Each Unit consisted of one share of callable common stock of Tocor II, one callable warrant to purchase one share of Centocor Common Stock and one Series T warrant to purchase one share of Centocor Common Stock (the "Warrants"). The Exchange Offer expired at the close of business on March 11, 1994, at which time the Company accepted all of the 94 percent of the Tocor II Units tendered in exchange for approximately 6,793,000 shares of its Common Stock, thereby increasing shareholders equity by $81,607,000. The transaction was accounted for as a purchase and the Company allocated the excess of the consideration paid over the net assets of Tocor II to the value of the acquired research and development. The Company recorded a charge to earnings in the first quarter of 1994 of approximately $36,966,000 representing principally the cost allocated to the acquired research and development. In connection with the transaction, the Company acquired $50,124,000 of cash and short-term investments and Warrants with a value of $8,492,000 which were retired. The unaudited comparative statement of operations

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

data excluding the charge for acquired research and development, assuming the Exchange Offer was consummated as of January 1, 1993, would have been as follows:

    Statement of                For the three months              For the six months
    Operations Data          June 30, 1994  June 30, 1993    June 30, 1994   June 30, 1993
    ---------------          -------------  -------------    -------------   -------------
    Revenues                      $16,384        $11,180          $30,005         $23,188
    Loss                         $(15,418)      $(28,157)        $(30,360)       $(56,072)
    Loss per share                  $(.30)         $(.58)           $(.59)         $(1.16)

    Effective March 30, 1994, the Company acquired the remaining shares of Tocor II callable common stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Each share of Tocor II callable common stock acquired by the Company in the merger transaction is convertible into 2.88 shares of the Company's Common Stock. The Company did issue 186,000 shares in connection with such merger. If all of the remaining shares of Tocor II callable common stock are so converted, the Company would be obligated to issue an additional 181,000 shares of its Common Stock. Warrants not tendered as part of Units in the Exchange Offer remain outstanding.

Note 9
Income Taxes

    At June 30, 1994, the tax effect of the Company's federal net tax operating loss carryforwards was $127,300,000 with expiration dates ranging from 2005 to 2009. Additionally, at June 30, 1994, the Company had research and development tax credits of $3,576,000 with expiration dates ranging from 1999 to 2002. Further, the tax effect of inventory reserves that are not currently deductible at June 30, 1994 was $20,376,000. Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company has no net deferred tax assets at June 30, 1994.

Note 10
Supplemental Information on Cash Flows

    Interest paid for the six months ended June 30, 1994 and 1993 was $9,545,000 and $9,582,000, respectively.

                        Centocor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

- - --------------------------------------------------------------------------------

    Cash used for the purchases of investments as well as the cash received upon the maturities and sales of investments was as follows (in thousands):


    Six months ended June 30,               1994          1993
                                          ---------     ---------
    Purchases                             $(44,590)     $(73,065)
    Maturities and sales                    63,367       127,300
                                            ------       -------
                                           $18,777       $54,235
                                           =======       =======

    During 1994, the Company issued 6,979,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $25,146,000 in connection with an exchange offer more fully described in Note 8.

    During the first quarter of 1994, the Company acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 8.

Note 11
Restructuring Charges


    During the second quarter of 1993, the Company recorded a restructuring charge of $5,114,000 consisting principally of severance related costs incurred in connection with the further downsizing of its workforce.

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

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
- - --------------------------------------------------------------------------------

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

    The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company will need to secure significant additional capital in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional capital will be available to the Company. There also can be no assurance that the Company will materially reduce its current rate of net cash outflows or generate significant and sustained levels of pharmaceutical product sales. The United States Food and Drug Administration ("FDA") has not approved any of the Company's pharmaceutical products for marketing. There can be no assurance that FDA or other regulatory approvals of any of the Company's products will be obtained. Failure to obtain timely FDA or other regulatory approvals of pharmaceutical products will have a material adverse effect on the Company. The status of two of the Company's major pharmaceutical products which have been submitted for regulatory approval is discussed below.

    The Company's ability to further reduce its current rate of net cash outflows is also dependent upon the extent to which it can expand collaborations with established pharmaceutical companies and achieve milestones under such collaborative agreements. No assurance can be given that such collaborations can be expanded or that such milestones can be achieved.

    At June 30, 1994, the Company had cash, cash equivalents and investments of $160,747,000, including equity investments of $5,993,000. During the six months ended June 30, 1994, the Company had negative cash flows from operations of $28,350,000. The Company's total cash, cash equivalents and investments increased by $20,719,000 from December 31, 1993, principally as a result of the exchange offer, which is discussed in Note 8, partially offset by the cash used for operations.

    Agreements covering $20,482,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at June 30, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,482,000 of debt as short-term. Additionally, $6,667,000 of the Company's short-term debt is secured by investments at the lending bank of $6,500,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

    See Note 2 to the Company's Consolidated Financial Statements for a discussion of litigation and other factors which may affect the Company's future liquidity and capital resources.

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
- - --------------------------------------------------------------------------------

STATUS OF REOPRO (formerly CentoRx)

    The Company's therapeutic products under development include ReoPro, a product intended to treat or prevent the formation of blood clots in the cardiovascular system. The Company filed product license applications for ReoPro in the United States, Canada and in several countries in Europe. On June 9, 1994, the FDA Cardiovascular and Renal Drugs Advisory Committee recommended approval of ReoPro for the indication of high-risk angioplasty. There can be no assurance that ReoPro will be approved for commercial sale in the United States, Europe or elsewhere. A patent infringement action was filed against the Company by Genentech, Inc. ("Genentech") which involves ReoPro. See Item 1 Note 2 to the Company's Consolidated Financial Statements - "Other Litigation".

STATUS OF PANOREX

    The Company has completed the filing of an application requesting marketing approval for Panorex in Germany. Panorex is a product intended to treat colorectal cancer. There can be no assurance that Panorex will be approved for commercial sale in Germany or elsewhere.

ASSETS

    The increase in the aggregate amount of cash and investments at June 30, 1994 as compared to December 31, 1993 is discussed under Liquidity and Capital Resources.

    Gross fixed assets at June 30, 1994 increased as compared to December 31, 1993 principally due to upgrading of manufacturing facilities. As a result of the downsizing of the Company's staff and present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

LIABILITIES AND SHAREHOLDERS' EQUITY

    The Company's deficit in shareholders' equity at June 30, 1994 was reduced as compared to December 31, 1993 principally as a result of the Exchange Offer consummated on March 11, 1994. See Note 8 to the Company's Consolidated Financial Statements. Additionally, shareholders' equity increased by proceeds from the exercise of options and warrants. These increases were partially offset by the Company's loss for the six months ended June 30, 1994. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

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

REVENUES

    Product sales have not produced sufficient revenues to cover the Company's operating expenses. The increase in sales for the three months ended June 30, 1994 as compared to the year earlier period is principally due to increased sales of certain diagnostic reagents. The decrease in sales for the six months ended June 30, 1994 as compared to the year earlier period is principally due to lower sales of certain diagnostic reagents and the discontinuance of certain diagnostic product lines. Any increase in the level of sales in future periods is primarily dependent upon the timing and extent of regulatory approvals of products, principally pharmaceutical products.

    The increase in contract revenue for the three and six months ended June 30, 1994 as compared to the corresponding period of the prior year is principally due to the recognition of $3,000,000 and $6,500,000, respectively, from Lilly in connection with the achievement of certain milestones, partially offset by the decrease in contract revenue from Tocor II as discussed below. The level of contract revenues in future periods will primarily depend upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the achievement of milestones under current arrangements.

    Contract revenues for the six months ended June 30, 1994 include $1,652,000, net of warrant amortization costs, recognized pursuant to the Company's agreements with Tocor II as compared to $2,573,000 and $5,543,000 for the three and six months ended June 30, 1993, respectively. The decrease in contract revenue is principally the result of the Exchange Offer, which is more fully described in Note 8 to the Company's Consolidated Financial Statements. As a result of the Exchange Offer, no further contract revenue will be recognized in connection with the Tocor II research program.

COSTS AND EXPENSES

    Cost of sales increased for the three and six months ended June 30, 1994 as compared to the corresponding periods of 1993 due to the mix of products sold. As further described in Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales.

    Research and development expenses decreased for the three and six months ended June 30, 1994 as compared to the year earlier period due principally to a decrease in activities associated with clinical trials of products under development. The Company expects research and development expenses to increase in the remaining quarters of 1994 as compared to the first two quarters of 1994 as the Company expands clinical trials of products under development.

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
- - --------------------------------------------------------------------------------

    Marketing, general and administrative expenses for the three and six months ended June 30, 1994 decreased as compared to the year earlier period due principally to reductions in sales and administrative staffs, and marketing costs.

OTHER INCOME AND EXPENSE

    Interest income increased in the three and six months ended June 30, 1994 as compared to the year earlier period due principally to an increase in the Company's cash and investment balances as a result of the exchange offer, which is discussed more fully in Note 8 to the Company's Consolidated Financial Statements partially offset by reduced interest rates on investments during the 1994 period. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates obtained on such investments. Additionally, if the market value of certain equity investments continues to decline in future periods, the Company may record a charge to earnings in such future periods representing an unrealized loss on such securities.

PER SHARE CALCULATIONS

    At June 30, 1994, approximately 14,254,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the modified treasury stock method of calculating per share data since the number of shares of the Company's Common Stock issuable upon the exercise of Common Stock equivalents is in excess of 20 percent of the Company's outstanding Common Stock. Under the modified treasury stock method, the effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the aggregate effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

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

Item 4:  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Shareholders was held on June 29, 1994 at the Company's principal office at 200 Great Valley Parkway, Malvern, Pennsylvania.

         (b) The only matter voted upon at the meeting was the election of directors. Of 50,695,459 shares eligible to be voted at the meeting, 4,582,442 shares remained unvoted. Each nominee was elected with the following vote:


                                    Total Vote for   Total Vote Withheld
                                     Each Director    From Each Director
                                     -------------    ------------------
              Anthony B. Evnin          45,827,000               285,025
              William F. Hamilton       45,827,103               284,922
              David P. Holveck          45,814,121               297,904
              Antonie T. Knoppers       45,818,751               293,274
              Hubert J.P. Schoemaker    45,809,345               302,680
              Lawrence Steinman         45,821,634               290,391
              Jean C. Tempel            45,821,525               290,500

Item 5: On July 27, 1994, Ronald A. Matricaria, President and Chief Executive Officer of St. Jude Medical, Inc., was elected a director of the Company.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              None.

         (b)  Reports on Form 8-K
              -------------------

              The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended June 30, 1994:

              Date of Report      Items Covered
              --------------      -------------
              April 21, 1994      5, 7


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Centocor, Inc.
                                              (Registrant)


Date: August 12, 1994                         /s/David P. Holveck
      ------------------                      -------------------------
                                              David P. Holveck
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date: August 12, 1994                         /s/Dominic J. Caruso
      ------------------                      -------------------------
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