Form 10-Q
period 1994-09-30
CENTOCOR INC
filed 1994-11-14
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------


                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Pennsylvania                                 23-2117202
- - ------------------------------------        ------------------------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                   Identification No.)


 200 Great Valley Parkway          Malvern, Pennsylvania          19355-1307
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

Shares of Common Stock outstanding at November 1, 1994 were 51,249,782.

Part I: Financial Information
Item 1:  Financial Statements


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                        (Unaudited)
                                                       September 30,     December 31,
                                                           1994              1993
                                                       -------------     ------------
ASSETS

Current assets:
   Cash and cash equivalents  (Notes 4, 6 and 8)         $ 47,367          $ 46,210
   Short-term investments (Notes 4, 6 and 8)               86,443            76,662
   Accounts and contracts receivable                        9,667            12,078
   Interest receivable                                      1,098               471
   Inventory (Note 5)                                      17,990            13,874
   Prepaid expenses                                           971             2,392
   Other current assets                                     1,263             1,024
                                                         --------          --------
                                                          164,799           152,711
Fixed assets (Note 6):
   Land and buildings                                      66,803            64,284
   Equipment, furniture, fixtures and improvements         83,911            78,932
                                                         --------          --------
                                                          150,714           143,216
   Less accumulated depreciation                          (70,521)          (58,533)
                                                         --------          --------
                                                           80,193            84,683

Long-term investments (Note 4)                             14,223            17,156

Intangible and other assets                                17,947            26,489
                                                         --------          --------

      Total assets                                       $277,162          $281,039
                                                         ========          ========


         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

                                                        (Unaudited)
                                                       September 30,     December 31,
                                                           1994              1993
                                                       -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $   5,299        $   7,133
   Accrued expenses                                         23,527           23,127
   Unearned revenues                                         1,635            2,690
   Notes payable (Note 6)                                    6,977            6,186
   Current portion of long-term debt (Note 6)               27,587           20,468
                                                         ---------        ---------
                                                            65,025           59,604

Long-term debt (Note 6)                                    231,640          238,100


Other liabilities                                            2,924            2,023

Minority interest                                              509              506

Shareholders' equity (Notes 2 and 8):
   Preferred Stock, $.01 par value, 10,000
     shares authorized, none issued                              -                -
   Common Stock, $.01 par value, 100,000 shares
     authorized and 51,213 and 43,672 issued and
     outstanding at September 30, 1994 and
     December 31, 1993, respectively                           512              437
   Additional paid-in capital                              682,622          601,138
   Deficit                                                (708,683)        (625,049)
   Unrealized loss on marketable securities                 (3,173)            (635)
   Cumulative foreign currency translation
     adjustments                                             5,786            4,915
                                                         ---------        ---------
                                                           (22,936)         (19,194)
                                                         ---------        ---------
      Total liabilities and shareholders' equity         $ 277,162        $ 281,039
                                                         =========        =========


         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

- - -------------------------------------------------------------------------
For the three months ended September 30,               1994        1993
- - -------------------------------------------------------------------------
REVENUES:
  Sales                                                $9,319     $12,048
  Contracts (including related
    party revenues of $2,407 in 1993)
    (Note 7)                                            3,608       4,681
                                                      -------    --------
                                                       12,927      16,729

COSTS AND EXPENSES:
  Cost of sales                                         3,652       3,842
  Research and development (including contract
    revenue-related expenses of $2,368 in 1993)        15,701      15,964
  Marketing, general and administrative (including
    contract revenue-related expenses of
    $427 in 1993)                                       7,159       8,420
                                                      -------    --------
                                                       26,512      28,226

OTHER INCOME (EXPENSE):
  Interest income                                       1,584       1,036
  Interest expense                                     (4,974)     (5,093)
  Minority interest and other                            (604)       (250)
                                                      -------    --------
                                                       (3,994)     (4,307)


NET LOSS                                             ($17,579)   ($15,804)
                                                     ========    ========

NET LOSS PER SHARE                                     ($0.34)     ($0.38)
                                                     ========    ========

Weighted average number of shares
  outstanding                                          51,111      41,387
                                                     ========    ========

         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)
- - --------------------------------------------------------------------------------
 For the nine months ended September 30,            1994        1993
- - --------------------------------------------------------------------------------
 Revenues:
   Sales                                          $ 31,261     $ 34,650
   Contracts (including related
     party revenues of $1,652
     in 1994 and $7,950 in 1993)
     (Note 7)                                       13,322       10,810
                                                  --------      -------
                                                    44,583       45,460

 Costs and expenses:
   Cost of sales                                    11,753       11,719
   Research and development (including contract
     revenue-related expenses of $1,572 in 1994
     and $7,358 in 1993)                            46,754       51,436
   Marketing, general and administrative (including
     contract revenue-related expenses of $343
     in 1994 and $1,876 in 1993)                    20,787       27,714
   Charge for acquired research and
       development (Note 8)                         36,966            -
   Restructuring charges  (Note 11)                      -        9,387
                                                  --------      -------
                                                   116,260      100,256

 Other income (expense):
   Interest income                                   4,252        3,272
   Interest expense                                (14,867)     (15,117)
   Minority interest and other                      (1,342)        (713)
                                                  --------      -------
                                                   (11,957)     (12,558)


 Net loss                                         ($83,634)    ($67,354)
                                                  ========     ========

 Net loss per share                                 ($1.71)      ($1.63)
                                                  ========     ========

 Weighted average number of shares
   outstanding                                      48,931       41,315
                                                  ========     ========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)
- - --------------------------------------------------------------------------------
  For the nine months ended September 30,             1994      1993
- - --------------------------------------------------------------------------------
  Cash flows used for operating activities:
    Net loss                                        ($83,634) ($67,354)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
       Charge for acquired research and development   36,966         -
       Restructuring charges                               -     9,387
       Net loss on long-term investments               1,793         -
       Depreciation and amortization                  13,852    19,119
       Amortization of deferred income                (2,148)   (2,187)
       Minority interest and other                         3       510
       Changes in assets and liabilities:
              Accounts and contracts receivable        3,263     1,904
              Interest receivable                       (484)    1,434
              Inventory                               (3,379)     (404)
              Prepaid expenses                          (355)       15
              Other current assets                      (128)      733
              Intangible and other assets             (1,478)   (1,215)
              Accounts payable                        (1,875)     (748)
              Unearned revenues                        1,000     2,997
              Accrued expenses and other liabilities  (2,891)   (4,802)
              Other long-term liabilities                901         -
                                                    --------   -------
      Net cash used for operating activities         (38,594)  (40,611)

  Cash flows from investing activities:
    Net sales of investments                          35,610    41,789
    Net purchases of fixed assets                     (3,434)     (806)
    Proceeds from sale of St. Louis facility               -    11,913
    Acquisition of Tocor II                            3,991         -
                                                    --------   -------
      Net cash from investing activities              36,167    52,896

  Cash flows from financing activities:
    Net proceeds from issuance of Common Stock         4,536       584
    Proceeds from issuance of long-term debt and
    notes payable                                          -     2,500
    Reduction of long-term debt and notes payable     (1,631)   (8,513)
                                                    --------   -------
      Net cash from (used for) financing activities    2,905    (5,429)
  Effect of foreign currency translation                 679      (546)
                                                    --------   -------

  Net increase in cash and cash equivalents            1,157     6,310
  Beginning cash and cash equivalents                 46,210    28,496
                                                    --------   -------

  Ending cash and cash equivalents                   $47,367   $34,806
                                                    ========   =======

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

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature, which are necessary to present fairly the Company's consolidated financial position at September 30, 1994 and December 31, 1993 and the consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 and the consolidated cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 and the cash flows for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the entire year.


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

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------


     The Company's ability to further reduce its current rate of net cash outflows is also influenced by the extent to which it can expand collaborations with established pharmaceutical companies and achieve milestones under such collaborative agreements. No assurance can be given that such collaborations can be expanded or that such milestones can be achieved.

     At September 30, 1994, the Company had cash, cash equivalents and investments of $148,033,000, including equity investments of $4,498,000. During the nine months ended September 30, 1994, the Company had negative cash flows from operations of $38,594,000. The Company's total cash, cash equivalents and investments increased by $8,005,000 from December 31, 1993, principally as a result of the exchange offer, which is discussed in Note 8, partially offset by the cash used for operations.

     Agreements covering $21,111,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at September 30, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $21,111,000 of debt as short-term. Additionally, $6,977,000 of the Company's notes payable are secured by investments at the lending bank of $7,000,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.


STATUS OF ReoPro(TM)

     The Company's therapeutic products under development include ReoPro(TM), a product intended to treat or prevent the formation of blood clots in the cardiovascular system. The Company filed product license applications for ReoPro(TM) in the United States, Canada, Australia, New Zealand and in several countries in Europe. On June 9, 1994, the FDA Cardiovascular and Renal Drugs Advisory Committee recommended approval of ReoPro(TM) for the indication of high-risk angioplasty. The Company has also been informed that the Board of Drugs of the Swedish Medical Products Agency ("MPA") has recommended approval of ReoPro(TM) in Sweden. Written notification has not yet been received. There can be no assurance that ReoPro(TM) will be approved for commercial sale in the United States, Europe or elsewhere. Even if ReoPro(TM) receives some or all such approvals, the level of future sales will depend upon other factors, including the approval and commercialization of competitive products, the degree of acceptance of ReoPro(TM) in the market place, and the strength of the Company's patent position and that of others. A patent infringement action was filed against the Company by Genentech, Inc. ("Genentech") which involves ReoPro(TM). See "Other Litigation".

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

     In January 1993, purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and certain present and former directors and/or officers of the Company and/or Tocor II, and Eli Lilly and Company ("Lilly"). The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 was filed in May 1993, based on alleged violations of securities laws and alleged breaches of the named individual defendants of fiduciary duties to Centocor. All claims against all defendants, except the Company and two of its officers/directors, were voluntarily dismissed when the Complaint was filed. On November 1, 1994, a Consolidated Amended Class Action Complaint was filed in which a number of the original plantiffs have been dropped ("the Complaint"). The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about the Company in violation of Sections 10(b)

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------


and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. The Complaint also seeks class certification on behalf of purchasers of the Company's convertible subordinated debentures during the same period. The Complaint seeks compensatory damages in unspecified amounts, counsel fees, interest, costs of suit, and such other relief that the court deems appropriate. Defendants intend to answer the Complaint and will deny all material allegations therein. The Company believes that the allegations set forth in the Complaint are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.


OTHER LITIGATION

     On April 21, 1994, a complaint was filed against the Company in the United States District Court for the Northern District of California by Genentech, charging infringement of a patent held by Genentech. The complaint asks that the alleged infringement be enjoined preliminarily and permanently and seeks damages and counsel fees in an unspecified amount. While the complaint does not identify any allegedly infringing product or conduct, it purportedly asserts claims regarding ReoPro(TM) and other of the Company's products. The Company filed a motion to dismiss for failure to state a claim, for summary judgment, or, in the alternative, for a more definite statement. That motion is now scheduled to be argued on November 18, 1994. The Company believes that its products do not infringe any valid claim of the patent in question.
Accordingly, unless the matter can be resolved amicably, the Company expects to defend the action vigorously. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

     In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin (HA-1A). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------


during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had also filed a motion to dismiss. In September 1993, the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. As to the remaining claims, the Court has conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. Discovery is now in progress and must be concluded in early 1995. The Company believes the allegations which remain are without merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company's financial condition.

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

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------

PARTNERSHIPS

     The Company has licensed certain technology related to ReoPro(TM) and Capiscint to Centocor Partners III, L.P. ("CPIII") and performs research and development with respect to such technology on CPIII's behalf. CPIII holds the rights to the licensed technology and results of the research and development efforts related thereto. The Company has the option to acquire such rights through its option to purchase the limited partnership interests in CPIII. The Company's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to $15,000 per full limited partnership interest and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. There have not as yet been any commercial sales of CPIII products. If the Company elects to exercise its option to purchase the limited partnership interests in CPIII, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. The Company and CPIII have formed a joint venture for the purpose of commercializing ReoPro(TM). Joint venture profits, if any, are allocated 75 percent to the Company and 25 percent to CPIII. The joint venture will terminate upon the occurrence of certain events including the exercise or expiration of the purchase option. If the Company exercises its CPIII purchase option, the Company expects that it would record a significant charge to earnings representing the purchase of in-process research and development. See Note 3 for a discussion of the option that Lilly has exercised to become the exclusive distributor for ReoPro(TM), a cardiovascular product being developed by the Company for CPIII.

     The Company has entered into indemnity agreements with CPIII and the former limited partners of Centocor Cardiovascular Imaging Partners, L.P. ("CCIP") and Centocor Partners II, L.P. ("CPII") pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the United States Government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

     The Company has been informed by PaineWebber Development Corporation ("PaineWebber"), which acted as the sales agent for the limited partnership interests in CPII and CPIII and which also manages

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------
partnerships which hold limited partnership interests in CPII and CPIII, that it has retained counsel to represent the partnerships which it manages. Counsel are investigating possible claims which the limited partners may have for additional royalties in connection with the funds received by Centocor in the transactions with Lilly in July 1992 and June 1993 relating to HA-1A and
ReoPro(TM). PaineWebber has stated that the fact that counsel have been retained for these purposes does not constitute a representation that either partnership has a claim or that any claim will be brought.

ROYALTIES

     The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro(TM). Additionally, pursuant to its agreements with Lilly (see Note 3), the Company may be required to make royalty payments to Lilly depending on the level of sales of ReoPro(TM), if any.

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

NOTE 3
COLLABORATIVE ARRANGEMENTS

Relationship with Eli Lilly and Company

     During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor of ReoPro(TM). Under a Sales and Distribution Agreement, the Company is principally responsible for developing and manufacturing HA-1A and ReoPro(TM).

     The Company recognized revenue of $3,000,000 and $2,000,000 for the three months ended September 30, 1994 and 1993, respectively, and $9,500,000 and $2,000,000 for the nine months ended September 30, 1994 and 1993 respectively, under an agreement with Lilly for the achievement of certain milestones related to ReoPro(TM). Lilly may make certain future payments based on the achievement of additional milestones. Under agreements with Lilly, the Company and Lilly share equally in the profits from ReoPro(TM) and the Company may be required to pay Lilly additional amounts depending on the level of sales of ReoPro(TM). The Company may be required to make a payment to Lilly of $60 million through December 31, 1994, or decreasing amounts through December 31, 1999, in the event of any change in control of the Company or in the event of any governmental action or determination which results in the Sales and Distribution Agreement not being in full force and effect in all material respects in major jurisdictions, excluding the United States, and the subsequent termination of the Sales and Distribution Agreement by Lilly based solely on such events.

Relationship with Wellcome plc

     In 1993, the Company and Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. Centocor is responsible for the development and manufacture of Panorex and for securing regulatory approvals for Panorex. Wellcome has the option to continue the clinical development of up to six other potential drugs. Wellcome will then market and sell any of such approved drugs, including Panorex, in most parts of the world.

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

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------

NOTE 4
CASH EQUIVALENTS AND INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which establishes a new accounting principle for the valuation and classification of investments. The adoption of SFAS 115, which has not been applied retroactively to prior years' financial statements, requires the Company to report an unrealized loss of $3,173,000 associated with the equity investment portfolio as a separate component of shareholders' equity. There can be no assurance that a reduction in the carrying value of such investments through a charge to earnings will not be required in the future. Such unrealized loss represents the excess of the Company's adjusted cost over the market value of securities classified as available for sale. The Company's equity investments classified as available for sale are carried at the lower of estimated fair value or adjusted cost. The Company's investments in U.S. Treasury securities and corporate bonds which the Company has the ability and intent to hold to maturity are carried at amortized cost.

     At September 30, 1994, securities classified as available for sale and held to maturity are summarized below.

(in thousands)                                            Gross       Gross   Estimated
                                          Amortized  Unrealized  Unrealized        Fair
                                               Cost       Gains      Losses       Value
                                          ---------  ----------  -----------  ---------

     Investments available for sale:
        Equity securities                  $  7,671        $  -     $(3,173)   $  4,498
                                           ========        ====     =======    ========

     Investments held to maturity:
        Securities and obligations of
           the U.S. Treasury and other
           U.S. government Agencies        $ 69,888        $ 49     $  (419)   $ 69,518
        Certificates of deposit              28,812           -           -      28,812
        Corporate Bonds and
           Commercial Paper                  31,558          78         (22)     31,614
                                           --------        ----     -------    --------
                                           $130,258        $127     $  (441)   $129,944
                                           ========        ====     =======    ========

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------


     At September 30, 1994, these securities were classified as follows:

     (in thousands)

     Cash equivalents               $ 34,090
     Short-term investments           86,443
     Long-term investments            14,223
                                    --------
                                    $134,756
                                    ========

     The Company has agreed to maintain investments of $27,000,000 as of September 30, 1994 at certain banks as collateral for loans from those banks. See Notes 2 and 6.


NOTE 5
INVENTORY

Inventory consists of the following (in thousands):

                              September 30,       December 31,
                                   1994               1993
                              -------------       ------------

     Raw materials               $ 4,005            $ 3,791
     Work in process              11,728              8,388
     Finished goods                2,257              1,695
                                 -------            -------
                                 $17,990            $13,874
                                 =======            =======

     Inventory at September 30, 1994 and December 31, 1993 includes $8,162,000 and $5,920,000, respectively, of certain pharmaceutical products for which the Company has not yet obtained marketing approval, including certain raw materials to be used in the production of such inventories. See Note 2. Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------


NOTE 6
DEBT

     Notes Payable

     Notes payable at September 30, 1994 and December 31, 1993 consist of $6,977,000 and $6,186,000, respectively, of borrowings under short-term notes at an interest rate of 5.7 percent per annum at September 30, 1994, payable in Dutch guilders no later than March 28, 1995. These borrowings are secured by investments at the lending bank of $7,000,000.


     Long-term debt

     Long-term debt consists of the following (in thousands):

                              September 30,       December 31,
                                   1994               1993
                              --------------      -------------

7-1/4 percent Notes              $106,640           $106,640
6-3/4 percent Debentures          125,000            125,000
Mortgage Debt                      16,320             16,134
Long-term Note                     11,267             10,794
                                 --------           --------
                                  259,227            258,568
Current Portion                   (27,587)           (20,468)
                                 --------           --------
                                 $231,640           $238,100
                                 ========           ========


     7-1/4 Percent Notes

     On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at September 30, 1994 of $34,564,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 105 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------


the 7-1/4 percent Notes in certain limited circumstances, including a change in control of the Company.


     6-3/4 Percent Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at September 30, 1994 of $34,564,000 and all future senior indebtedness of the Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 103 percent of the principal amount of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures in certain limited circumstances, including a change in control of the Company.


     Mortgage Debt

     Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company has such a loan outstanding with a balance of approximately $6,477,000 at September 30, 1994 which bears interest at an annual rate of 10 percent through its maturity date of May 1, 1995. At September 30, 1994, this loan is classified as short-term. A Netherlands loan, with an outstanding balance of approximately $5,959,000 at September 30, 1994, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At September 30, 1994, this loan is classified as short-term (see "Loan Covenants").


     Long-term Note

     The Company borrowed $11,267,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At September 30, 1994, this loan is classified as short-term (see "Loan Covenants").

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------


     Loan Covenants

     Agreements covering $21,111,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintains certain investments at the lending bank, which at September 30, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $21,111,000 of debt as short-term. Additionally, $6,977,000 of the Company's notes payable are secured by investments at the lending bank of $7,000,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.


NOTE 7
CONTRACT REVENUES

     Lilly Related

     The Company recognized revenues of $3,000,000 and $2,000,000 for the three months ended September 30, 1994 and 1993, respectively, and $9,500,000 and $2,000,000 for the nine months ended September 30, 1994 and 1993 respectively, pursuant to the Company's agreements with Lilly as further described in Note 3.


     Related Party Research & Development

     During 1994 and 1993, the Company conducted research and development under contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee and recorded revenue of $1,652,000 for the nine months ended September 30, 1994 and $2,407,000 and $7,950,000 for the three and nine months ended September 30, 1993, respectively. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. See Note 8 for a discussion of the Exchange Offer which resulted in the termination of the Tocor II research and development contract and services agreement.


NOTE 8
CHARGE FOR ACQUIRED RESEARCH AND DEVELOPMENT

          In February 1994, the Company initiated the Exchange Offer pursuant to which the

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------

Company offered to exchange 3.2 shares of its Common Stock for each of the 2,250,000 outstanding Tocor II Units tendered. Each Unit consisted of one share of callable common stock of Tocor II, one callable warrant to purchase one share of Centocor Common Stock and one Series T warrant to purchase one share of Centocor Common Stock (the "Warrants"). The Exchange Offer expired at the close of business on March 11, 1994, at which time the Company accepted all of the 94 percent of the Tocor II Units tendered in exchange for approximately 6,793,000 shares of its Common Stock, thereby increasing shareholders equity by $81,607,000. The transaction was accounted for as a purchase and the Company allocated the excess of the consideration paid over the net assets of Tocor II to the value of the acquired research and development. The Company recorded a charge to earnings in the first quarter of 1994 of approximately $36,966,000 representing principally the cost allocated to the acquired research and development. In connection with the transaction, the Company acquired $50,124,000 of cash and short-term investments and Warrants with a value of $8,492,000 which were retired. The unaudited comparative statement of operations data excluding the charge for acquired research and development, assuming the Exchange Offer was consummated as of January 1, 1993, would have been as follows:

                       For the three months    For the nine months
Statement of            ended September 30,    ended September 30,
Operations Data           1994       1993       1994       1993
- - ---------------------  ---------   --------   --------   --------
     Revenues           $ 12,927   $ 14,322   $ 42,931   $ 37,510
     Loss               $(17,579)  $(17,704)  $(47,939)  $(73,776)
     Loss per share     $   (.34)  $   (.36)  $   (.94)  $  (1.52)

     Effective March 30, 1994, the Company acquired the remaining shares of Tocor II callable common stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Each share of Tocor II callable common stock acquired by the Company in the merger transaction was convertible into 2.88 shares of the Company's Common Stock. The Company did issue 215,000 shares in connection with such merger. If all of the remaining shares of Tocor II callable common stock are so converted, the Company would be obligated to issue an additional 152,000 shares of its Common Stock. Warrants not tendered as part of Units in the Exchange Offer remain outstanding.

NOTE 9
INCOME TAXES

     At September 30, 1994, the tax effect of the Company's federal net tax operating loss carryforwards was $138,242,000 with expiration dates ranging from 2005 to 2009. Additionally, at September 30, 1994, the Company had research and development tax credits of $5,044,000 with

                        CENTOCOR, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- - --------------------------------------------------------------------------------

expiration dates ranging from 1999 to 2002. Further, the tax effect of inventory reserves that are not currently deductible at September 30, 1994 was $19,291,000. Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company has no net deferred tax assets at September 30, 1994.

NOTE 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     Interest paid for the nine months ended September 30, 1994 and 1993 was $14,389,000 and $14,488,000, respectively.

     Cash used for the purchases of investments as well as the cash received upon the maturities and sales of investments was as follows (in thousands):

     Nine months ended September 30,      1994        1993
                                        ---------  ----------

     Purchases                          $(51,805)  $(115,636)
     Maturities and sales                 87,415     157,425
                                        --------   ---------
                                        $ 35,610   $  41,789
                                        ========   =========

     During 1994, the Company issued 7,008,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $25,545,000 in connection with an exchange offer more fully described in Note 8.

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

     The Company's ability to further reduce its current rate of net cash outflows is also influenced by the extent to which it can expand collaborations with established pharmaceutical companies and achieve milestones under such collaborative agreements. No assurance can be given that such collaborations can be expanded or that such milestones can be achieved.

     At September 30, 1994, the Company had cash, cash equivalents and investments of $148,033,000, including equity investments of $4,498,000. During the nine months ended September 30, 1994, the Company had negative cash flows from operations of $38,594,000. The Company's total cash, cash equivalents and investments increased by $8,005,000 from December 31, 1993, principally as a result of the exchange offer, which is discussed in Note 8, partially offset by the cash used for operations.

     Agreements covering $21,111,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at September 30, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $21,111,000 of debt as short-term. Additionally, $6,977,000 of the Company's notes payable are secured by investments at the lending bank of $7,000,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
- - --------------------------------------------------------------------------------

     See Note 2 to the Company's Consolidated Financial Statements for a discussion of certain factors which may affect the Company's future liquidity and capital resources.

STATUS OF ReoPro(TM)

     The Company's therapeutic products under development include ReoPro(TM), a product intended to treat or prevent the formation of blood clots in the cardiovascular system. The Company filed product license applications for ReoPro(TM) in the United States, Canada, Australia, New Zealand and in several countries in Europe. On June 9, 1994, the FDA Cardiovascular and Renal Drugs Advisory Committee recommended approval of ReoPro(TM) for the indication of high-risk angioplasty. The Company has also been informed that the Board of Drugs of the Swedish Medical Products Agency ("MPA") has recommended approval of ReoPro(TM) in Sweden. Written notification has not yet been received. There can be no assurance that ReoPro(TM) will be approved for commercial sale in the United States, Europe or elsewhere. Even if ReoPro(TM) receives some or all such approvals, the level of future sales will depend upon other factors, including the approval and commercialization of competitive products, the degree of acceptance of ReoPro(TM) in the market place and the strength of the Company's patent position and that of others. A patent infringement action was filed against the Company by Genentech, Inc. ("Genentech") which involves ReoPro(TM). See Item 1, Note 2 to the Company's Consolidated Financial Statements--"Other Litigation".

STATUS OF PANOREX

     The Company has completed the filing of an application requesting marketing approval for Panorex in Germany. Panorex is a product intended to treat colorectal cancer. There can be no assurance that Panorex will be approved for commercial sale in Germany or elsewhere.

ASSETS

     The increase in the aggregate amount of cash and investments at September 30, 1994 as compared to December 31, 1993 is discussed under Liquidity and Capital Resources.

     The Company has increased its level of inventories and expects to continue to do so over the near term.

     Gross fixed assets at September 30, 1994 increased as compared to December 31, 1993 principally due to upgrading of manufacturing facilities. As a result of the downsizing of the Company's staff and present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets or other restructuring charges will not be required in the future.

LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' Equity at September 30, 1994 decreased as compared to December 31, 1993

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
- - --------------------------------------------------------------------------------

principally as a result of the Company's loss for the nine months ended September 30, 1994 and the unrealized loss in marketable equity securities. Partially offsetting the decrease in Shareholders' equity is an increase in additional paid-in capital due to the receipt of the proceeds from the exercise of options and warrants and as a result of the Exchange Offer consummated on March 11, 1994. See Note 8 to the Company's Consolidated Financial Statements. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

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

REVENUES

     Product sales have not produced sufficient revenues to cover the Company's operating expenses. The decrease in sales for the three months ended September 30, 1994 as compared to the year earlier period is principally due to decreased sales of certain diagnostic reagents. The decrease in sales for the nine months ended September 30, 1994 as compared to the year earlier period is principally due to lower sales of certain diagnostic reagents and the discontinuance of certain diagnostic product lines. Any increase in the level of sales in future periods is primarily dependent upon the timing and extent of regulatory approvals of products, principally pharmaceutical products, and the commercial acceptance of such products, if approved.

     The decrease in contract revenue for the three months ended September 30, 1994 as compared to the corresponding period of the prior year is principally due to the cessation of contract revenue from Tocor II as discussed below, partially offset by an increase in contract revenue recognized from Lilly in connection with the achievement of certain milestones. Contract revenues for the nine months ended September 30, 1994 have increased as compared to the corresponding period of the prior year principally due to the recognition of $9,500,000 from Lilly in connection with the achievement of certain milestones, partially offset by the decrease in contract revenue from Tocor II as discussed
below.   The level of contract revenues in future periods will primarily depend upon the extent to which the Company enters into other collaborative contractual arrangements, if any, the magnitude of such arrangements and the achievement of milestones under current arrangements.

     Contract revenues for the nine months ended September 30, 1994 include $1,652,000, net of

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
- - --------------------------------------------------------------------------------

warrant amortization costs, recognized pursuant to the Company's agreements with Tocor II as compared to $2,407,000 and $7,950,000 for the three and nine months ended September 30, 1993, respectively. The decrease in contract revenue is principally the result of the Exchange Offer, which is more fully described in
Note 8 to the Company's Consolidated Financial Statements. As a result of the Exchange Offer, no further contract revenue will be recognized in connection with the Tocor II research program.

COSTS AND EXPENSES

     Cost of sales decreased for the three months ended September 30, 1994 as compared to the corresponding period of 1993 due to the decrease in certain diagnostic sales. Cost of sales increased for the nine months ended September 30, 1994 as compared to the corresponding period of 1993 due to the mix of products sold. As further described in Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales.

     Research and development expenses decreased for the three and nine months ended September 30, 1994 as compared to the year earlier period due principally to a decrease in activities associated with clinical trials of products under development. The Company expects research and development expenses to increase in the remaining quarter of 1994 as compared to the first three quarters of 1994 as the Company expands clinical trials of products under development.

     Marketing, general and administrative expenses for the three and nine months ended September 30, 1994 decreased as compared to the year earlier periods due principally to reductions in sales and administrative staffs, and marketing costs.

OTHER INCOME AND EXPENSE

     Interest income increased in the three and nine months ended September 30, 1994 as compared to the year earlier period due principally to an increase in the Company's cash and investment balances as a result of the Exchange Offer, which is discussed more fully in Note 8 to the Company's Consolidated Financial Statements, partially offset by reduced interest rates on investments during the 1994 period. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates obtained on such investments. Additionally, if the market value of certain equity investments continues to decline in future periods, the Company may record a charge to earnings in such future periods representing an unrealized loss on such securities.

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.
- - --------------------------------------------------------------------------------

PER SHARE CALCULATIONS

     At September 30, 1994, approximately 14,040,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the modified treasury stock method of calculating per share data since the number of shares of the Company's Common Stock issuable upon the exercise of Common Stock equivalents is in excess of 20 percent of the Company's outstanding Common Stock. Under the modified treasury stock method, the effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the aggregate effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

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

Item 6:  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended September 30, 1994:

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Centocor, Inc.
                                                (Registrant)


Date:  November 14, 1994                        /s/David P. Holveck
                                                ------------------------------
                                                David P. Holveck
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date:  November 14, 1994                        /s/Dominic J. Caruso
                                                ------------------------------
                                                Dominic J. Caruso
                                                Vice President, Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)