Form 10-K
CENTOCOR INC
filed 1995-03-30
CIK 708823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994
                          ------------------------------------------------------

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number   0-11103
                      ----------------------------------------------------------

                                 CENTOCOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                             23-2117202
----------------------------------------   -------------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)

 200 Great Valley Parkway, Malvern, PA                    19355
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (610) 651-6000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class           Name of exchange on which registered
        None                               Not Applicable
  -------------------           ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                   Series A Preferred Stock Purchase Rights
                   ----------------------------------------
                               (Title of Class)

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

             Warrants for the purchase of shares of Common Stock,
                           par value $.01 per share*
             ----------------------------------------------------
                               (Title of Class)

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

                            Yes    X          No
                                 -----            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

     The aggregate market value of the 57,505,345 shares of voting stock held by non-affiliates of the registrant as of March 1, 1995 was $1,099,789,723.

     Common Stock outstanding at March 1, 1995:  58,000,883 shares.



                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated by reference in this Report on Form 10-K:

     Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 1995 -- Part III, Items 11, 12 and 13.


*Includes Warrants issued in January 1992 which were registered pursuant to
 Section 12(g) of the Securities Exchange Act of 1934 as part of Units, each Unit consisting of one share of Callable Common Stock of Tocor II, Inc., one Series T Warrant and one callable Warrant.

                                     Part I

Item 1.  Business
-----------------

                                    GENERAL

          Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company specializing in the development and commercialization of monoclonal antibody-based products to meet critical human health care needs. Additionally, the Company performs research activities in the field of small peptide molecule-based pharmaceutical products. See "Business - Research and Development." The Company focuses on four major disease areas - infectious, cardiovascular and autoimmune diseases and cancer. To date, the Company's in-vitro diagnostic products have generated substantially all of its product sales.

          In December 1994, the U.S. Food and Drug Administration ("FDA") granted Centocor a product license for ReoPro(Trademark), a product indicated for the reduction of acute ischemic cardiac complications in patients undergoing angioplasty procedures who are at high risk for abrupt artery closure, and the Committee for Proprietary Medicinal Products ("CPMP") of the European Union ("EU") issued a positive opinion regarding the granting of marketing authorization in 11 of the 12 member states for ReoPro(Trademark). Also in December 1994, the Paul Ehrlich Institute, the German regulatory body for vaccines and antibodies, granted Centocor marketing authorization for the use of Panorex(Registermark), an adjuvant therapy in the treatment of post-operative colorectal cancer, in Germany. Centocor commenced commercial sales of ReoPro(Trademark) in January 1995 and Panorex(Registermark) in February 1995.

          In addition to conducting further clinical trials of ReoPro(Trademark) and Panorex(Registermark) in an effort to expand their authorized use, the Company is developing CenTNF(Trademark), a therapeutic product targeted for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease. Other therapeutic products are also under development. ReoPro(Trademark) is being developed by Centocor for Centocor Partners III, L.P. ("CPIII"). See "Business - Research and Development." For a further discussion of ReoPro(Trademark), Panorex(Registermark), CenTNF(Trademark) and other therapeutic products, see "Products - Pharmaceutical Products."

          The Company's in-vivo diagnostic products include Myoscint(Registermark), a cardiac imaging agent, and other contrast agents under development for use in in-vivo diagnostic imaging procedures. Centocor has received FDA approval to market two of its in-vitro diagnostic products: CA 125(Trademark) II, a second generation assay used as an aid in the detection of residual epithelial ovarian cancer, and CAPTIA(Trademark) Syphilis-G, an infectious disease serology test used as a primary screening method for the detection of Treponema pallidum antibodies in human serum or plasma. The Company has also developed a number of other in-vitro diagnostic products. For a further discussion of CA 125(Trademark) II, CAPTIA(Trademark) Syphilis G and other diagnostic products, see "Products - In-Vitro Diagnostic Products."

          In the diagnostics area, Centocor has maintained distribution agreements with companies having established positions and distribution networks in applicable market segments. Since 1992, the Company has implemented a pharmaceutical business plan employing a collaborative strategy utilizing, among other things, alliances with established pharmaceutical companies. The

Company expects to continue to pursue its current strategy in both the diagnostic and pharmaceutical areas. See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Part II Item 8  "Financial Statements and Supplementary Data."

          At March 1, 1995, Centocor had approximately 550 full-time employees. To complement its own expertise in various fields, Centocor utilizes scientific consultants and advisors, many of whom have formal consulting agreements with Centocor.

          Centocor was incorporated in Pennsylvania in 1979 and maintains its principal executive offices at 200 Great Valley Parkway, Malvern, Pennsylvania 19355. Its telephone number is (610) 651-6000. The Company also maintains facilities in Leiden, The Netherlands, and Surrey, the United Kingdom, and offices in Tokyo, Japan and Munich, Germany.

                            TECHNOLOGY AND KNOW-HOW

          Antibodies are proteins produced by white blood cells from the immune system in response to the presence of specific antigens. An antigen is any substance which activates this immune response. Antibodies recognize the shape of particular compositions on the surface of antigens and bind specifically with only those antigens having such surface compositions.

          Prior to the development of monoclonal antibody technology in the 1970s, it was not practicable to separate and grow white blood cells producing a single type of antibody. Monoclonal antibody technology involves the creation of a hybrid cell, or hybridoma, by combining a white blood cell which produces a specific antibody with a cell which reproduces indefinitely. The resulting hybridoma produces a specific antibody continually. Antibodies produced by such hybridomas are chemically and structurally homogeneous and hence are monoclonal. Centocor believes that there is a significant potential for using monoclonal antibodies to develop human health care products.

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

                                    PRODUCTS

Pharmaceutical Products

          The Company is selling therapeutic products for use in the treatment of specific types of cardiovascular disease and cancer, and developing therapeutic products for use in the treatment of specific types of infectious and autoimmune diseases.

          Cardiovascular Therapy.  In December 1994, the FDA granted Centocor a
          ----------------------
product license for ReoPro(Trademark), a product indicated for the reduction of acute ischemic cardiac complications in patients undergoing angioplasty procedures who are at high risk for abrupt artery closure, and the CPMP issued a positive opinion regarding the granting of marketing authorization in 11 of the 12 member states for ReoPro(Trademark). Belgium, the only dissenting country in the EU, will require additional clinical trial results. For products recommended for approval by the CPMP prior to January 1, 1995, each EU member state issues its own national licenses. In addition, some countries require approvals for pricing and reimbursement. ReoPro(Trademark) has been approved for sale in Sweden, Norway, The U.K., and The Netherlands. The Company commenced commercial sales of ReoPro(Trademark) in January 1995. During the second quarter of 1993, Eli Lilly and Company ("Lilly") exercised its option, under a Sales and Distribution Agreement between Lilly and the Company dated July 15, 1992, to become the exclusive worldwide distributor of ReoPro(Trademark), and the Company and Lilly amended the Sales and Distribution Agreement to reflect such event. See "Business - Marketing and Sales." Pursuant to that amendment, Lilly has assisted the Company and will continue to assist the Company in the regulatory filings and continuing development of ReoPro(Trademark) for additional clinical indications.

          Cancer Therapy.  In December 1994, the Paul Ehrlich Institute, the
          --------------
German regulatory body for vaccines and antibodies, granted the Company marketing authorization for the use of Panorex(Registermark), an adjuvant therapy in the treatment of post-operative colorectal cancer, in Germany. Applications for marketing authorization have also been submitted in Austria, Switzerland, Finland and Sweden. The Company commenced commercial sales of Panorex(Registermark) in February 1995. During 1993, the Company and Wellcome plc ("Wellcome") entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex(Registermark). See "Business - Marketing and Sales." Additional clinical studies with Panorex(Registermark) will be conducted by Wellcome and are expected to begin in Europe, Japan and the United States in 1995.

          Autoimmune Disease Therapy.  The Company is currently developing
          --------------------------
CenTNF(Trademark), a product targeted for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease. The Company is conducting multiple Phase II clinical trials of CenTNF(Trademark) in rheumatoid arthritis and Crohn's disease. The Company has entered into an agreement with Tanabe Seiyaku Co., Ltd. under which Tanabe will undertake the human clinical testing and distribution of CenTNF(Trademark) in Japan.

          Infectious Disease Therapy. HA-1A(Registermark)
          --------------------------
("Centoxin(Trademark)") is a product intended for the treatment of patients with severe sepsis. The Company filed product license applications in the United States, Europe, and other countries seeking approval to market HA-1A(Registermark). Regulatory approvals to market HA-1A(Registermark) were received in several European countries. In April 1992, the FDA advised the Company that there was insufficient evidence of efficacy for approval of HA-1A(Registermark] at that time. In June 1992, the Company initiated a second randomized, double-blinded, placebo-controlled, Phase III U.S. clinical trial of HA-1A(Registermark) in the treatment of patients with Gram-negative bacteremia and septic shock (the "CHESS trial"). The Company terminated this trial in 1993 after concluding that there was no reduction in the mortality rate among HA-1A(Registermark) treated patients who did have Gram-negative bacteremia in comparison with placebo-treated patients in the same group. The Company and its principal distributor of HA-1A(Registermark), Lilly, also voluntarily suspended sales and conducted a recall of the drug in Europe and elsewhere where the drug is authorized for sale. The regulatory approvals to market HA-1A(Registermark) currently remain in effect pending the results of further clinical trials. The Company is currently conducting a randomized, double-blinded, placebo-controlled Phase III European clinical trial of the efficacy of HA-1A(Registermark) in the treatment of patients with fulminant meningococcemia. There can be no assurance that such trial will be successful or that any further trials of HA-1A(Registermark) will be initiated or will be successful.

          The Company is supplying HA-1A(Registermark) on a limited compassionate-use basis in certain countries in Europe. There can be no assurance that any commercial sales of HA-1A(Registermark) will resume in Europe.

In-Vivo Diagnostic Products

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

          The Company has received marketing approvals for Myoscint(Registermark), a cardiac imaging agent, in several European countries. A product license application is under review in Japan. A United States product license application for Myoscint(Registermark) is expected to be submitted to the FDA in 1995. Revenues from the sale of Myoscint(Registermark) in Europe have not been significant. There can be no assurance that Myoscint(Registermark) will be approved by the FDA or that sales, if any, in the United States will be significant.

In-Vitro Diagnostic Products

          In-vitro diagnostic products are used to test patient blood samples outside the body to detect or monitor disease. In this area, the Company has focused principally on developing cancer diagnostic assays, and other in-vitro diagnostic products for infectious disease, certain of which it now manufactures and sells, as follows:

          CA 125(Trademark) II Ovarian Cancer Test.  CA 125(Trademark) II, a
          ----------------------------------------
second generation assay which aids in the detection of residual epithelial ovarian cancer following first-line therapy, is sold for clinical use in the United States, certain European countries and Japan.

          CAPTIA(Trademark) Syphilis G.  In 1995, the Company received
          -----------------------------
clearance from the FDA to market CAPTIA(Trademark) Syphilis G, an infectious disease serology test for use as a primary screening method for the detection of Treponema pallidum antibodies in human serum or plasma, as performed in blood bank or plasma center testing laboratories. CAPTIA(Trademark) Syphilis G is offered for sale in the United States and certain European and South American countries.

          CA 19-9(Trademark) Pancreatic Cancer Test.  CA 19-9(Trademark), which
          -----------------------------------------
aids in the detection of pancreatic cancer, is sold for clinical use in certain European countries and Japan.

          CA 15-3(Registermark) Breast Cancer Test.  CA 15-3(Registermark),
          ----------------------------------------
which aids in the monitoring of breast cancer, is sold for clinical use in certain European countries and Japan.

          CA 72-4(Registermark) Gastric Cancer Test.  CA 72-4(Registermark),
          -----------------------------------------
which aids in the monitoring of gastrointestinal cancer, is sold for clinical use in certain European countries and Japan.

          P-glycoCHEK(Registermark) Multidrug Resistance Test.
          ---------------------------------------------------
P-glycoCHEK(Registermark), which detects a cellular protein associated with resistance to chemotherapeutic drugs, is sold for investigational use in certain European countries and Japan.

          CYFRA(Trademark) 21-1 Non-Small Cell Lung Cancer Test.
          -----------------------------------------------------
CYFRA(Trademark) 21-1, which aids in the monitoring of non-small cell lung cancer, is sold for clinical use in certain European countries and Japan. CYFRA(Trademark) is a trademark of Boehringer Mannheim GmbH.

                              MARKETING AND SALES

          In the in-vitro and in-vivo diagnostic areas, Centocor has distribution agreements with companies having established positions and distribution networks in applicable market segments. During 1992, the Company adopted a similar collaborative strategy in its pharmaceutical business. In conjunction with such marketing strategy, the Company eliminated its European pharmaceutical sales force in 1992 and eliminated its United States pharmaceutical sales force in 1993.

          In July 1992, the Company and Lilly entered into a Sales and Distribution Agreement("the Agreement"). During the second quarter of 1993, Lilly exercised its option under the Agreement to become the exclusive worldwide distributor of ReoPro(Trademark) and the Company and Lilly amended the Agreement to reflect such event. Under that agreement, the Company is principally responsible for developing and manufacturing HA-1A(Registermark) and ReoPro(Trademark) and for securing regulatory approvals. Lilly is principally responsible for the marketing, selling and distribution of ReoPro(Trademark) and HA-1A(Registermark), if sales of HA-1A(Registermark) are resumed. The Agreement provides that the Company sells the product(s) to Lilly for Lilly's further sale to the end market. See Part II Item 8 "Financial Statements and Supplementary Data."

          In November 1993, the Company and Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex(Registermark). In November 1994, the Company and Wellcome amended their alliance agreement and Wellcome became the exclusive worldwide distributor for Panorex(Registermark). Under that agreement, Wellcome is responsible for the continuing clinical development of Panorex(Registermark) and other potential drugs and for the marketing, sale and distribution of any approved drugs worldwide. The Company is principally responsible for manufacturing Panorex(Registermark) and securing regulatory approvals. See Part II Item 8 "Financial Statements and Supplementary Data."

          During 1994, approximately 60 percent of the Company's total product sales were to four distributors: Abbott Laboratories, Boehringer Mannheim GmbH, CIS bio International and Toray-Fuji Bionics, Inc. During 1993, approximately 40 percent of the Company's total product sales were to three distributors:
Boehringer Mannheim GmbH, CIS bio International and Toray-

Fuji Bionics, Inc. Additionally, prior to June 30, 1991, sales of in-vitro diagnostic products included investigational-use-only sales in the United States of certain products which have not been approved by the FDA. Effective June 30, 1991, the Company ceased sales in the United States of all diagnostic products which had not been approved by the FDA in order to remain in compliance with an earlier Consent Decree and applicable FDA regulations.

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

                             GOVERNMENT REGULATION

          Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of the Company's products and in ongoing research and product development activities. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by the Company to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the Company and the Company's collaborative marketing partners' ability to market the Company's products.

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

          Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Current Good Manufacturing Practices ("CGMP"). An Establishment License Application ("ELA") must be submitted for approval by the FDA with information about manufacturing facilities, systems and procedures. Before approval of the ELA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with CGMP and other rules and regulations. In complying with CGMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, it is subject to periodic inspections by the FDA.

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

          The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of therapeutic and other pharmaceutical products is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business, financial condition and profitability. In addition, in both the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that either of the therapeutic products the Company has brought to market or any therapeutic product candidates the Company may bring to market in the future will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive and profitable basis.

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

          Several established pharmaceutical companies have internal research and development groups, and alliances with other biotechnology companies, and are seeking to develop monoclonal antibody-based, peptide-based, and other biological products. In addition, many companies have recently entered the biological products field, some through acquisition or merger, and more may be expected to do so in the future. As a result, Centocor anticipates that new monoclonal antibody-based, peptide-based and other biological products will be developed by others, and that competition for highly qualified scientific, technical, marketing, and managerial personnel will be intense.

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

                            RESEARCH AND DEVELOPMENT

          Centocor's research and development activities focus primarily on monoclonal antibody technology and proprietary techniques to modify monoclonal antibodies in search of optimal pharmaceutical agents. The Company's ability to select effective hybridomas and to produce antibodies from them is central to its business. The Company has living hybridomas that it has produced or that it has received under license agreements. These hybridomas are the source of the antibodies used by the Company in its existing products and in the antibody-based products it is developing and, therefore, are of proprietary importance.

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

          For the three years ended December 31, 1994, 1993 and 1992, the Company's research and development expenses were $70,003,000, $66,113,000 and $106,633,000, respectively.

          The Company organized Centocor Cardiovascular Imaging Partners, L.P. ("CCIP"), Centocor Partners II, L.P. ("CPII"), CPIII, Tocor, Inc. ("Tocor") and Tocor II, Inc. ("Tocor II") to finance the research and development of certain products and/or technology. Under agreements with each of these entities, Centocor licensed certain technology to the entity and performed or continues to perform research and development in such technology areas on behalf of the entity. The Company purchased the limited partnership interests in CCIP and the callable common stock of Tocor in 1991, the limited partnership interests in CPII in 1992, and the callable common stock of Tocor II in 1994. The Company granted CPIII an exclusive license to use all patent rights, know-how, technical information and biological materials owned or controlled by the Company within CPIII's field of activity, which includes ReoPro(Trademark). CPIII also retains the rights to the results of research and development efforts conducted on its behalf. The

Company has the ability to acquire such rights through an option to purchase the partnership interests in CPIII. See Part II Item 8 "Financial Statements and Supplementary Data."

Item 2.  Properties
-------------------

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

          At the Company's present level of operations, portions of the Company's facilities and equipment in Malvern are idle. The Company continually evaluates the future needs for its facilities and equipment.

Item 3.  Legal Proceedings
--------------------------

          On December 23, 1993, a purported class action captioned Peter Cordaro
v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor, Inc., and Tocor II, Inc. was filed in the Court of Common Pleas of the Commonwealth of Pennsylvania, in and for Chester County. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. No injunction was, in fact, sought, and the exchange offer was made and consummated. The defendants filed a motion to dismiss the complaint on the ground that the Pennsylvania court should not exercise jurisdiction over a matter relating to the internal affairs of a foreign corporation. On February 27, 1995, this motion was denied without prejudice to its subsequent renewal. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend the suit.

          In January 1993, following suspension of the Company's CHESS trial of Centoxin(Trademark) ("HA-1A(Registermark)"), purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and certain present and former directors and/or officers of the Company and/or Tocor II, and Lilly. The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 was filed in May

1993, based on alleged violations of securities laws and alleged breaches of common law duties. All claims against all defendants, except the Company and two of its officers/directors and a former director, were voluntarily dismissed when that Complaint was filed. In November 1994, a Corrected Consolidated Amended Class Action complaint was filed in which a number of the original defendants were dropped ("the Complaint"). The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about Centoxin(Trademark) and the CHESS trial in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock and convertible subordinated debentures of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. The Complaint seeks compensatory damages in unspecified amounts, counsel fees, interest, costs of suit, and such other relief that the court deems appropriate. Defendants have answered the Complaint and denied all material allegations therein. Discovery is in progress. The Company believes that the allegations set forth in the Complaint are without merit and intends to vigorously defend the suit.

          On April 21, 1994, a complaint was filed against the Company in the United States District Court for the Northern District of California by Genentech, Inc., charging infringement of a patent held by Genentech. The complaint asked that the alleged infringement be enjoined preliminarily and permanently and sought damages and counsel fees in an unspecified amount. While the complaint did not identify any allegedly infringing product or conduct, it purportedly asserted claims regarding ReoPro(Trademark) and other of the Company's products. The Company filed a motion to dismiss for failure to state a claim, for summary judgment, or, in the alternative, for a more definite statement. In December 1994, before that motion was argued, the claims were settled through the grant of a license by Genentech to the Company relating to ReoPro(Trademark). The complaint was dismissed in January 1995.

          In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin(Trademark) (HA-1A(Registermark)). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had also filed a motion to dismiss. In September 1993, the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. As to the remaining claims, the Court conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. An agreement has been reached by all parties which, if approved by the Court, would lead to the settlement and dismissal of this action. The Company would contribute to the settlement 600,000 shares of the stock of Corvas which it holds, which, at December 31, 1994, had a quoted market price of $2.125 per share. In the fourth quarter of 1994, the Company recorded a charge to earnings of $1,275,000 reflecting the proposed terms of the settlement.

          In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos"), in the United States District Court for the District of Maryland. The complaint alleges, principally, that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, which includes claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections. The complaint seeks declaratory relief, monetary relief in excess of $100,000,000, and requests that the Company place in escrow one-half of the amounts received by the Company pursuant to its agreements with Lilly. The complaint does not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed with leave to replead on June 22, 1993. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement, and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery has now been resumed and trial is fixed for January 1996. The Company believes that the allegations of Velos are without merit and intends to vigorously defend the suit.

          The Company has been informed by PaineWebber Development Corporation ("PaineWebber"), which acted as the sales agent for the limited partnership interests in CPII and CPIII and which also manages partnerships which hold limited partnership interests in CPII and CPIII, that it has retained counsel to represent the partnerships which it manages. Counsel are investigating possible claims which the limited partners may have for additional royalties in connection with the funds received by Centocor in the transactions with Lilly in July 1992 and June 1993 relating to HA-1A(Registermark) and ReoPro(Trademark). PaineWebber has stated that the fact that counsel have been retained for these purposes does not constitute a representation that either partnership has a claim or that any claim will be brought.

          While it is not possible to predict accurately or determine the eventual outcome of these matters, the Company believes that the foregoing proceedings and investigations will not have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                    Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------
          Centocor's Common Stock is traded on the Nasdaq National Market under the symbol CNTO. Set forth below for the indicated periods are the high and low sale prices for Centocor's Common Stock:


                        High    Low
                       ------  ------

First Quarter 1993     19 1/2   5 1/2
Second Quarter 1993     9 1/2   5 1/4
Third Quarter 1993     10 7/8   6 3/4
Fourth Quarter 1993    15 3/4  10
First Quarter 1994     14      10
Second Quarter 1994    14 3/8   8 7/8
Third Quarter 1994     18 1/2   9 5/8
Fourth Quarter 1994    18 3/4  15 1/2

          The number of shareholders of record on March 1, 1995 was 5,015.

          No dividends have been paid on the Common Stock to date, and the Company does not expect to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data
--------------------------------
       (in thousands except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

For the years ended December 31,       1994       1993        1992        1991        1990
                                    ----------  ---------  ----------  ----------  ----------

Revenues:
   Sales                            $  39,984   $ 48,071   $  58,394   $  44,328   $  32,863
   Contracts:
     Related parties                    1,652     10,109      16,071       4,902      27,870
     Other                             25,590     17,750      51,767       3,967       3,901
                                    ---------   --------   ---------   ---------   ---------
                                       67,226     75,930     126,232      53,197      64,634

Costs and expenses*                   173,290    130,683     295,978     247,151     217,966
Other income (expenses)**             (20,594)   (19,626)    (24,400)     (1,601)     18,952
Income tax benefit                         --         --          --          --      (2,200)
                                    ---------   --------   ---------   ---------   ---------
Loss                                 (126,658)   (74,379)   (194,146)   (195,555)   (132,180)
                                    ---------   --------   ---------   ---------   ---------

Loss per share                         ($2.55)    ($1.79)     ($4.90)     ($5.72)     ($5.10)
                                    ---------   --------   ---------   ---------   ---------
Weighted average number
of shares outstanding                  49,597     41,482      39,623      34,172      25,930

CONSOLIDATED BALANCE SHEET DATA

Cash and investments***             $ 184,507   $140,028   $ 163,083   $ 233,598   $ 100,877
Total Assets                          305,915    281,039     349,268     472,929     273,080
Long-term debt                        231,640    238,100     238,166     259,368      42,083
Shareholders' equity                    5,278    (19,194)     30,721     144,027     168,664

No dividends have been declared or paid during any of the periods presented.

*Costs and expenses include the following: (a) charges for acquired research and development of $36,966, $70,147 and $115,475 in 1994, 1991 and 1990,
respectively, (b) charges of $3,500, $64,877 and $3,518 in 1993, 1992 and 1990,
respectively, related to HA-1A inventory, (c) restructuring charges of $9,387, $15,266 and $3,548 in 1993, 1992 and 1990, respectively, (d) a royalty buyout of $17,098 in 1994, and (e) a write-down of facilities and equipment of $7,870 in 1994.

**Other income (expenses) include charges of $1,275 and $11,245 in 1994 and 1992, respectively, related to the settlement of certain litigation and gains of $12,976 in 1990 from the sale of certain investments.

***Cash and investments at December 31, 1994 included equity investments of $2,919. Additionally, the Company maintained $27,000 of investments at certain banks as collateral for certain debt outstanding at December 31, 1994.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

  The Company has incurred significant operating expenses attempting to develop pharmaceutical products. The Company's product sales through 1994 were almost exclusively generated by in-vitro diagnostic products. Consequently, excluding the impact of significant contract revenues through collaborative alliances with pharmaceutical companies and financing activities, the Company experienced substantial net cash outflows through 1994.

  The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products - ReoPro(Trademark) in January 1995 and Panorex(Registermark) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro(Trademark) and Panorex(Registermark) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro(Trademark) and Panorex(Registermark) or other product candidates will have a material adverse effect on the Company.

  The Company will need to secure significant additional funding in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional funding will be available to the Company or that the Company can obtain additional collaborations with established pharmaceutical companies and receive payments for product rights and/or the achievement of milestones under such collaborative agreements. Even if the Company obtains such funding, there can be no assurance that such funding will be sufficient to produce positive cash flows from operations.

  At December 31, 1994, the Company had cash, cash equivalents, and investments of $184,507,000 including equity investments of $2,919,000. During the year ended December

31, 1994, the Company had negative cash flows from operations of $64,520,000, including a payment of $17,098,000 representing a royalty buyout relating to ReoPro(Trademark). The Company's total cash flows in 1994 included the receipt of $50,124,000 as a result of an exchange offer and $71,633,000 from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  At December 31, 1993, the Company had cash, cash equivalents, and investments of $140,028,000, including equity investments of $11,230,000. During the year ended December 31, 1993, the Company had negative cash flows from operations of $42,297,000. The Company's total cash flows in 1993 included $30,000,000 received from Wellcome of which $20,000,000 was received for the purchase of 2,000,000 shares of the Company's Common Stock. Additionally, cash flows in 1993 included the proceeds of $11,900,000 from the sale of the Company's St. Louis facility and the repayment of $5,800,000 of mortgage debt related to that facility.

  At December 31, 1992, the Company had cash, cash equivalents, and investments of $163,083,000, including equity investments of $12,924,000. During the year ended December 31, 1992, the Company had negative cash flows from operations of $109,818,000 and acquired $23,309,000 of fixed assets. Cash flows from operations for the year ended December 31, 1992 included $50,000,000 received from Lilly primarily for reimbursement of expenses associated with HA-1A(Registermark). Additionally, during 1992, the Company expended $12,375,000 to purchase the limited partnership interests in CPII, $8,700,000 to acquire all the outstanding shares of capital stock of Mercia Diagnostics Limited
("Centocor U.K."), a European diagnostics manufacturing and sales company, and $10,000,000 in connection with the settlement of certain class action securities litigation. These cash outflows were partially offset by cash inflows which included the receipt of $50,000,000 from Lilly for the purchase of 2,000,000 shares of the Company's Common Stock and $15,931,000 from borrowings under loan agreements and $17,726,000 from the exercise of warrants and options to purchase shares of the Company's Common Stock.

  Agreements covering $19,722,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at December 31, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $19,722,000 of debt as short-term. Additionally, $6,897,000 of the Company's short-term debt is secured by investments at the lending bank of $7,000,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

  See Item 8 "Financial Statements and Supplementary Data - Note 2 to the Company's Consolidated Financial Statements" for a discussion of litigation and other factors that may affect the Company's future liquidity and capital resources.

ASSETS

  The increase in the aggregate amount of cash and investments at December 31, 1994 as compared to December 31, 1993 is discussed under Liquidity and Capital Resources. The increase in the Company's inventory balance at December 31, 1994 as compared to December 31, 1993 is primarily due to the production of ReoPro(Trademark), Panorex(Registermark), and CAPTIA(Trademark) inventories.

  Gross fixed assets at December 31, 1994 decreased as compared to December 31, 1993 principally due to the write-down of certain facilities and equipment, partially offset by the investment of $4,555,000 for the purchase of fixed assets. The Company expects to make investments in fixed assets of approximately $9,000,000 in 1995. At the Company's present level of operations, the Company currently maintains idle facilities and equipment in Malvern. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

  Intangible and other assets at December 31, 1994 decreased as compared to December 31, 1993 principally as a result of the exchange offer discussed in
Note 11 to the Company's Consolidated Financial Statements, which resulted in the retirement of outstanding warrants and the writedown of related deferred charges of approximately $9,000,000. The Company continually evaluates the carrying value of intangible and other assets. There can be no assurance that reserves to reduce the carrying value of certain intangible and other assets will not be required in the future.

LIABILITIES AND SHAREHOLDERS' EQUITY

  Shareholders' equity at December 31, 1994 increased as compared to December 31, 1993 principally as a result of the proceeds from the exercise of options and warrants and the exchange offer as discussed in Note 11 to the Company's Consolidated Financial Statements, partially offset by the Company's loss for the year ended December 31, 1994. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

  The Company expects that shareholders' equity will decrease in future periods unless and until the Company is successful in securing additional capital from collaborative arrangements with pharmaceutical companies or the capital markets, or significant and sustained levels of pharmaceutical product sales are achieved. There can be no assurance that significant and sustained levels of pharmaceutical product sales will be achieved or that any additional capital will be available to the Company.

Results of Operations

GENERAL

  Product sales have not produced sufficient revenues to cover the Company's operating expenses. The Company has incurred significant operating expenses attempting to develop products and has incurred significant special charges. Consequently, the Company has experienced substantial operating losses. With new product approvals, the Company will focus on increasing sales and has established a goal of achieving profitability in 1995. For the Company to become profitable, the following objectives must be achieved: early and strong market acceptance for both ReoPro(Trademark) and Panorex(Registermark); growth in the Company's diagnostic product sales; establishment of a long-term strategic alliance for CenTNF(Trademark); and management of the Company's internal cost structure. There can be no assurance that the Company can achieve these objectives. If the Company does not achieve these objectives, the Company's goal of profitability will not be attained in 1995, and the Company will incur an operating loss.

SPECIAL CHARGES

  The results of operations for the year ended December 31, 1994 included a charge to earnings of $36,966,000 for acquired research and development in connection with the exchange offer discussed in Note 11 to the Company's Consolidated Financial Statements. The results of operations for the year ended December 31, 1994 also include charges of $7,870,000 related to the writedown of certain facilities and equipment and $17,098,000 representing a royalty buyout relating to ReoPro(Trademark). Additionally, a charge of $1,275,000 related to a litigation settlement was recorded in the fourth quarter of 1994.

  The results of operations for the year ended December 31, 1993 included restructuring charges of $4,273,000 related to reserves for certain fixed assets no longer used or subsequently disposed of and $5,114,000 principally related to severance. A charge of $3,500,000 related to HA-1A(Registermark) inventory was recorded in the fourth quarter of 1993. The results of operations for the year ended December 31, 1992 included a charge of $64,877,000 representing reserves for HA-1A(Registermark) inventories and a charge of $11,245,000 related to the settlement of certain class action securities litigation. Additionally, during the year ended December 31, 1992, the Company recorded a restructuring charge of $15,266,000 related to the downsizing of its operations. Excluding the items described above, the Company incurred losses for each of the years in the three year period ended December 31, 1994. There can be no assurance that additional charges will not be required in the future.

REVENUES

  The decrease in sales for the year ended December 31, 1994 as compared to December 31, 1993 is principally due to lower sales of certain diagnostic reagents and the discontinuance of certain diagnostic product lines. The decrease in sales for the year ended December 31, 1993 as compared to 1992 is principally due to HA-1A(Registermark) sales recorded during 1992 which did not reoccur in 1993. There were no HA-1A(Registermark) sales in 1993 whereas 1992 sales of HA-1A(Registermark) totalled $12,545,000. The Company commenced commercial sales of two pharmaceutical products -- ReoPro(Trademark) in January 1995 and Panorex(Registermark) in February 1995. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors, including but not limited to the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace.

  Contract revenues for the year ended December 31, 1994 include $1,652,000 recognized pursuant to the Company's agreements with Tocor II, as compared to $10,109,000 and $16,071,000 for the years ended December 31, 1993 and 1992, respectively.  As a result of the
exchange offer which is more fully described in Note 11 to the Company's Consolidated Financial Statements, the revenues under the Tocor II research program terminated in 1994. The decrease in contract revenue from Tocor II was principally offset by an increase in contract revenues recognized from Lilly and Wellcome in connection with the achievement of certain milestones and the expansion of certain marketing and distribution rights. Contract revenues for the year ended December 31, 1994 include $9,500,000 as compared to $5,000,000 and $50,000,000 for the years ended December 31, 1993 and 1992, respectively, pursuant to the Company's agreements with Lilly. The Company recorded $14,000,000 and $10,000,000 of contract revenues for the years ended December 31, 1994 and 1993, respectively, pursuant to the Company's agreements with Wellcome.

  The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the achievement of milestones under current arrangements.

COSTS AND EXPENSES

  Cost of sales increased for the year ended December 31, 1994 as compared to December 31, 1993 due to the mix of products sold. As further described in Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales. Cost of sales decreased in 1993 as compared to 1992 due to decreased sales, principally sales of HA-1A(Registermark) as discussed above. The
Company expects an increase in cost of sales in 1995 as compared to 1994, dependent upon the level of sales increase in 1995.

  Research and development expenses increased for the year ended December 31, 1994 as compared to 1993 due principally to costs associated with increased clinical trials and regulatory activities of products under development. Research and development expenses decreased in 1993 as compared to 1992 due principally to a decrease in costs associated with clinical trials of products under development. The Company expects an increased level of clinical trial expenses in 1995 as compared to 1994, however the level of total research and development expenses in 1995 is expected to be lower than in 1994. This decrease is expected to occur as a result of a higher allocation of costs to manufacturing activities related to ReoPro(Trademark) and Panorex(Registermark) production. These costs were previously charged to research and development expenses in prior periods.

  Marketing, general and administrative expenses for the year ended December 31, 1994 decreased as compared to December 31, 1993 due principally to reductions in sales and administrative staffs, marketing expenses and other cost reductions. Marketing, general and administrative expenses for the year ended December 31, 1993 decreased as compared to the year ended December 31, 1992, due principally to reductions in sales and administrative staffs, marketing costs and legal costs. The Company expects the levels of marketing, general and administrative expenses to increase in 1995.

OTHER INCOME AND EXPENSES

  The Company recorded charges to earnings of $1,275,000 and $11,245,000 for the years ended December 31, 1994 and December 31, 1992, respectively, in connection with the settlement of certain litigation. Interest income increased in the year ended December 31, 1994 as compared to December 31, 1993 due principally to an increase in the Company's cash and investment balances as a result of the exchange offer, which is discussed more fully in Note 11 to the Company's Consolidated Financial Statements. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates earned on such investments. Interest income decreased in 1993 as compared to 1992 due principally to a reduction in the Company's cash and investment balances and reduced interest rates on investments. During 1994, the Company recorded unrealized losses of $3,649,000 compared to $2,477,000 and $2,296,000 for 1993 and 1992, respectively, due to other than temporary reductions in the market value of marketable equity investments below the Company's cost for such investments. During the year ended December 31, 1992, the Company recorded a gain of $1,170,000 from the sale of certain securities. If the market value of certain equity investments continues to decline in future periods, the Company may record additional charges to earnings in such future periods representing unrealized losses on such securities.

PER SHARE CALCULATIONS

  At December 31, 1994, approximately 8,275,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the weighted average number of shares outstanding in calculating per share data. The effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Convertible Subordinated Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Convertible Subordinated Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive. See Item 8 "Financial Statements and Supplementary Data - Note 7 to the Company's Consolidated Financial Statements."

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                       CENTOCOR, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


December 31,                                                1994               1993
-----------                                                 ----               ----

ASSETS

Current assets:


         Cash and cash equivalents  (Notes 4, 7 and 11)    $ 78,925           $ 46,210
         Short-term investments (Notes 4, 7 and 11)         102,663             76,662
         Accounts and contracts receivable                   11,842             12,078
         Interest receivable                                  1,082                471
         Inventory (Note 5)                                  16,682             13,874
         Prepaid expenses                                     2,722              2,392
         Other current assets                                 1,041              1,024
                                                           --------           --------
                                                            214,957            152,711



Fixed assets (Notes 7 and 17):
         Land and buildings                                  71,137             64,284
         Equipment, furniture, fixtures and
            improvements                                     60,671             78,932
                                                           --------           --------
                                                            131,808            143,216
         Less accumulated depreciation                      (61,768)           (58,533)
                                                           --------           --------
                                                             70,040             84,683

Long-term investments (Note 4)                                2,919             17,156

Intangible and other assets                                  17,999             26,489
                                                           --------           --------

             Total assets                                  $305,915           $281,039
                                                           ========           ========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)
                                (In thousands)



December 31,                                        1994         1993
-----------                                         ----         ----

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

          Accounts payable                        $  6,383     $  7,133
          Accrued expenses  (Note 6)                26,378       23,127
          Unearned revenues                          1,407        2,690
          Note payable (Note 7)                      6,897        6,186
          Current portion of
            long-term debt (Note 7)                 26,182       20,468
                                                  --------     --------
                                                    67,247       59,604

Long-term debt (Note 7)                            231,640      238,100

Other liabilities                                    1,240        2,023

Minority interest                                      510          506

Shareholders' equity (Notes 2, 8 and 11):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued       --           --

          Common Stock, $.01 par value,
            100,000 shares authorized and
            57,081 and 43,672 issued and
            outstanding at December 31, 1994
            and 1993, respectively                     571          437

          Additional paid-in capital               750,175      601,138

          Deficit                                 (751,707)    (625,049)

          Unrealized loss on marketable
            securities                                  --         (635)

          Cumulative foreign currency
            translation adjustments                  6,239        4,915
                                                  --------     --------
                                                     5,278      (19,194)
                                                  --------     --------
              Total liabilities and
                shareholders' equity              $305,915     $281,039
                                                  ========     ========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)


 For the years ended December 31,            1994        1993        1992
 -------------------------------             ----        ----        ----

 Revenues:
   Sales                                  $  39,984    $ 48,071   $  58,394
   Contracts (including related
     party revenues of: $1,652
     in 1994, $10,109 in 1993 and
     $16,071 in 1992) (Note 10)              27,242      27,859      67,838
                                          ---------    --------   ---------
                                             67,226      75,930     126,232

 Costs and expenses:
   Cost of sales                             15,984      15,819      21,764
   Research and development (including
     contract revenue-related expenses
     of $1,572 in 1994, $9,414 in 1993
     and $11,871 in 1992)                    70,003      66,113     106,633
   Marketing, general and administrative
     (including  contract revenue-related
      expenses of $343 in 1994, $2,327
      in 1993, and $3,176 in 1992)           25,369      35,864      87,438
   Charge for acquired research and
     development (Note 11)                   36,966          --          --
   Other charges (Note 17)                   24,968      12,887      80,143
                                          ---------    --------   ---------
                                            173,290     130,683     295,978

 Other income (expenses):
   Interest income                            5,999       4,192       8,446
   Interest expense                         (19,821)    (20,087)    (19,798)
   Net loss on long-term investments
     (Note 12)                               (3,649)     (2,477)     (1,126)
   Litigation settlement (Notes 2 and 12)    (1,275)         --     (11,245)
   Other                                     (1,848)     (1,254)       (677)
                                          ---------    --------   ---------
                                            (20,594)    (19,626)    (24,400)


 Net loss                                 ($126,658)   ($74,379)  ($194,146)
                                          =========    ========   =========

 Net loss per share                          ($2.55)     ($1.79)     ($4.90)
                                          =========    ========   =========

 Weighted average number of shares
   outstanding                               49,597      41,482      39,623
                                          =========    ========   =========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (in thousands)
----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                              1994                1993                1992
----------------------------------------------------------------------------------------------------------------------
Cash flows used for operating activities:                            $(126,658)          $(74,379)           $(194,146)
  Net loss
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Charge for acquired research and development                      36,966                  -                    -
      Inventory and restructuring charges                                    -              7,773               80,143
      Write-down of facilities and equipment                             7,870                  -                    -
      Litigation charges                                                 1,275             (1,245)               1,245
      Net loss on long-term investments                                  3,649              2,477                1,126
      Provisions for depreciation and amortization                      18,164             25,804               24,217
      Amortization of deferred income                                   (3,067)              (268)                 (39)
      Other                                                              2,413              1,157                  189
      Changes in assets and liabilities:
          Accounts and contracts receivable                              1,330                490                1,385
          Interest receivable                                             (466)             1,296                2,714
          Inventory                                                     (2,344)              (591)              (9,197)
          Prepaid expenses                                              (2,809)            (1,606)              (4,438)
          Other current assets                                              81                529                2,388
          Intangible and other assets                                   (1,423)            (1,759)               2,741
          Accounts payable                                                (962)             2,753              (12,650)
          Unearned revenue                                               1,675                152                2,837
          Accrued expenses and other liabilities                        (1,162)            (5,157)              (7,802)
          Other long-term liabilities                                      948                277                 (531)
                                                                      --------            -------             --------
      Net cash used for operating activities                           (64,520)           (42,297)            (109,818)
Cash flows from investing activities:
  Net sales of investments                                              28,442             35,197               87,293
  Net purchases of fixed assets                                         (4,555)            (2,008)             (18,168)
  Proceeds from sale of St. Louis facility                                   -             11,913                    -
  Acquisition of interests in limited partnerships                           -                  -              (12,375)
  Acquisition of stock of Centocor U.K.                                      -                  -               (8,700)
  Acquisition of Tocor II, net of cash acquired                          3,991                  -                    -
                                                                      --------            -------             --------
      Net cash from investing activities                                27,878             45,102               48,050

Cash flows from financing activities:
  Net proceeds from issuance of Common Stock                            71,633             23,123               67,726
  Proceeds from issuance of long-term debt and notes payable                 -              2,500               15,931
  Reduction of long-term debt and notes payable                         (2,788)            (9,453)              (2,015)
  Distribution to minority interest                                          -                  -                 (756)
                                                                      --------            -------             --------
      Net cash from financing activities                                68,845             16,170               80,886
  Effect of foreign currency translation                                   512             (1,261)              (1,508)
                                                                      --------            -------             --------

  Net increase in cash and cash equivalents                             32,715             17,714               17,610
  Beginning cash and cash equivalents                                   46,210             28,496               10,886
                                                                      --------            -------             --------

  Ending cash and cash equivalents                                     $78,925            $46,210              $28,496
                                                                      ========            =======             ========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
               CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)



                                             Common Stock                                Net Unrealized      Cumulative
                                           ---------------                                  loss on       foreign currency
                                           Number of  Par       Additional                 Marketable       translation
                                            shares   Value   paid in capital   Deficit     Securities       adjustments
                                          ---------- -----   ---------------  ----------  --------------  ---------------

Balance at December 31, 1991                37,681   $377    $489,468        $(356,524)           --            $10,706

Issued to Eli Lilly and
  Company (Note 8)                           2,000     20      49,980            --               --                 --
Issued upon exercise of options and
  warrants or as stock grants                1,334     13      17,474            --               --                 --
Issued to employee benefit plan                  9     --         479            --               --                 --
Warrants issued in Tocor II
  transaction (Note 11)                         --     --      14,625            --               --                 --
Vested pursuant to
  restricted stock award plan                  168      2       3,046            --               --                 --
Translation adjustments                         --     --          --            --               --             (4,799)
Net loss                                        --     --          --         (194,146)           --                 --
                                          -------------------------------------------------------------------------------
Balance at December 31, 1992                41,192    412     575,072         (550,670)           --              5,907

Issued to Wellcome plc (Note 8)              2,000     20      19,980            --               --                 --
Issued upon exercise of options and
  warrants or as stock grants                  329      3       2,908            --               --                 --
Issued to employee benefit plan                 57      1         970            --               --                 --
Vested pursuant to
  restricted stock award plan                   94      1       2,208            --               --                 --
Translation adjustments                         --     --          --            --               --                (992)
Carrying value adjustments                      --     --          --            --             (635)                --
Net loss                                        --     --          --          (74,379)           --                 --
                                          -------------------------------------------------------------------------------
Balance at December 31, 1993                43,672    437     601,138         (625,049)         (635)              4,915

Issued to Wellcome plc (Note 8)                140      1       3,500            --               --                 --
Issued pursuant to the Tocor II
 exchange offer (Note 11)                    7,014     70      84,259            --               --                 --
Warrants retired pursuant to Tocor II
 exchange offer (Note 11)                       --     --      (8,492)           --               --                 --
Issued upon exercise of options and
  warrants or as stock grants                6,151     62      68,070            --               --                 --
Issued to employee benefit plan                 17     --         208            --               --                 --
Vested pursuant to
  restricted stock award plan                   87      1       1,492            --                --                 --
Translation adjustments                         --     --          --            --                --              1,324
Carrying value adjustments                      --     --          --            --              635                 --
Net loss                                        --     --          --         (126,658)           --                 --
                                          -------------------------------------------------------------------------------
Balance at December 31, 1994                57,081   $571    $750,175        $(751,707)           --              $6,239
                                          ===============================================================================

See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

  Basis of Presentation
  ---------------------

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and joint ventures.

  Reclassification
  ----------------

  Certain amounts have been reclassified to conform to current year presentation.

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

  Inventory
  ---------

  Inventory is stated at the lower of cost or market value using the first-in, first-out method for diagnostic product inventories and the average cost method for pharmaceutical product inventories.

  Inventories have various expiration dates. Reserves are provided for inventories which are likely to expire prior to sale or are likely to otherwise not be available for sale.

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

Intangible Assets
-----------------

  Intangible assets are stated at cost, net of accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, generally 10 to 20 years. Intangible assets at December 31, 1994 and 1993 were $9,653,000 and $9,364,000, respectively, net of accumulated amortization of $4,229,000 and $3,666,000 at December 31, 1994 and 1993, respectively.

                  Notes to Consolidated Financial Statements

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

  Income Taxes
  ------------

  The Company has not recorded any deferred tax benefits since there can be no assurance as to their future realizability.

  Per Share Data
  --------------

  Per share data are calculated using the weighted average number of outstanding shares of Common Stock. Common Stock issuable upon the exercise of stock options or warrants and upon the vesting of restricted stock awards are included in the per share calculations only to the extent their inclusion would have an aggregate dilutive effect. Common Stock issuable upon conversion of convertible debt securities are included only in the fully diluted per share calculations to the extent their inclusion would have a dilutive effect.

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

Note 2
Commitments and Contingencies

  Liquidity and Capital Resources
  -------------------------------

  The Company has incurred significant operating expenses attempting to develop pharmaceutical products. The Company's product sales through 1994 were almost exclusively generated by in-vitro diagnostic products. Consequently, excluding the impact of significant contract revenues through collaborative alliances with pharmaceutical companies and financing activities, the Company experienced substantial net cash outflows through 1994.

                  Notes to Consolidated Financial Statements

  The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products - ReoPro(Trademark) in January 1995 and Panorex(Registermark) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro(Trademark) and Panorex(Registermark) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro(Trademark) and Panorex(Registermark) or other product candidates will have a material adverse effect on the Company.

  The Company will need to secure significant additional funding in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional funding will be available to the Company or that the Company can obtain additional collaborations with established pharmaceutical companies and receive payments for product rights and/or the achievement of milestones under such collaborative agreements. Even if the Company obtains such funding, there can be no assurance that such funding will be sufficient to produce positive cash flows from operations.

Legal Proceedings
-----------------

  On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor, Inc., and Tocor II, Inc. was filed in the Court of Common Pleas of the Commonwealth of Pennsylvania, in and for Chester County. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. No injunction was, in fact, sought, and the exchange offer was made and consummated. The defendants filed a motion to dismiss the complaint on the ground that the Pennsylvania court

                  Notes to Consolidated Financial Statements

should not exercise jurisdiction over a matter relating to the internal affairs of a foreign corporation. On February 27, 1995, this motion was denied without prejudice to its subsequent renewal. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend the suit.

  In January 1993, following suspension of the Company's CHESS trial of Centoxin(Trademark) ("HA-1A(Registermark)"), purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and certain present and former directors and/or officers of the Company and/or Tocor II, and Lilly. The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 was filed in May 1993, based on alleged violations of securities laws and alleged breaches of common law duties. All claims against all defendants, except the Company and two of its officers/directors and a former director, were voluntarily dismissed when that complaint was filed. In November 1994, a Corrected Consolidated Amended Class Action complaint was filed in which a number of the original defendants were dropped ("the Complaint"). The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about Centoxin(Trademark) and the CHESS trial in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock and convertible subordinated debentures of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. The Complaint seeks compensatory damages in unspecified amounts, counsel fees, interest, costs of suit, and such other relief that the court deems appropriate. Defendants have answered the Complaint and denied all material allegations therein. Discovery is in progress. The Company believes that the allegations set forth in the Complaint are without merit and intends to vigorously defend the suit.

  On April 21, 1994, a complaint was filed against the Company in the United States District Court for the Northern District of California by Genentech, Inc., charging infringement of a patent held by Genentech. The complaint asked that the alleged infringement be enjoined preliminarily and permanently and sought damages and counsel fees in an unspecified amount. While the complaint did not identify any allegedly infringing product or conduct, it purportedly asserted claims regarding ReoPro(Trademark) and other of the Company's products. The Company filed a motion to dismiss for failure to state a claim, for summary judgment, or, in the alternative, for a more definite statement. In December 1994, before that motion was argued, the claims were settled through the grant of a license by Genentech to the Company relating to ReoPro(Trademark). The complaint was dismissed in January 1995.

  In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic

                  Notes to Consolidated Financial Statements

alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin(Trademark) (HA-1A(Registermark)). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had also filed a motion to dismiss. In September 1993, the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. As to the remaining claims, the Court conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. An agreement has been reached by all parties which, if approved by the Court, would lead to the settlement and dismissal of this action. The Company would contribute to the settlement 600,000 shares of the stock of Corvas which it holds, which, at December 31, 1994, had a quoted market price of $2.125 per share. In the fourth quarter of 1994, the Company recorded a charge to earnings of $1,275,000 reflecting the proposed terms of the settlement.

  In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos"), in the United States District Court for the District of Maryland. The complaint alleges, principally, that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, which includes claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections. The complaint seeks declaratory relief, monetary relief in excess of $100,000,000, and requests that the Company place in escrow one-half of the amounts received by the Company pursuant to its agreements with Lilly. The complaint does not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed with leave to replead on June 22, 1993. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement, and
(iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery has now been resumed and trial is fixed for January 1996. The Company believes that the allegations of Velos are without merit and intends to vigorously defend the suit.

  The Company has been informed by PaineWebber Development Corporation ("PaineWebber"), which acted as the sales agent for the limited partnership interests in CPII and CPIII and which also manages partnerships which hold limited partnership interests in CPII and CPIII, that it has retained counsel to represent the partnerships which it manages. Counsel are

                  Notes to Consolidated Financial Statements

investigating possible claims which the limited partners may have for additional royalties in connection with the funds received by Centocor in the transactions with Lilly in July 1992 and June 1993 relating to HA-1A(Registermark) and ReoPro(Trademark). PaineWebber has stated that the fact that counsel have been retained for these purposes does not constitute a representation that either partnership has a claim or that any claim will be brought.

  While it is not possible to predict accurately or determine the eventual outcome of these matters, the Company believes that the foregoing proceedings and investigations will not have a material adverse effect on the financial position of the Company.

Partnerships
------------

  The Company has licensed certain technology related to ReoPro(Trademark) and a certain cardiovascular imaging product to CPIII and performs research and development with respect to such technology on CPIII's behalf. CPIII holds the rights to the licensed technology and results of the research and development efforts related thereto. The Company has the option to acquire such rights through its option to purchase the limited partnership interests in CPIII. The Company's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to $15,000 per full limited partnership interest and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. The Company commenced commercial sales of ReoPro(Trademark) in January 1995. If the Company elects to exercise its option to purchase the limited partnership interests in CPIII, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. The Company and CPIII have formed a joint venture for the purpose of commercializing ReoPro(Trademark). Joint venture profits, if any, are allocated 75 percent to the Company and 25 percent to CPIII. The joint venture will terminate upon the occurrence of certain events including the exercise or expiration of the purchase option. See Note 3 for a discussion of the option that Lilly has exercised to become the exclusive distributor for ReoPro(Trademark).

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

                  Notes to Consolidated Financial Statements

Royalties
---------

  The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro(Trademark). Additionally, pursuant to its agreements with Lilly, the Company may be required to make royalty payments on sales of ReoPro(Trademark).

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

Product Liability
-----------------

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

Note 3
Collaborative Arrangements

Relationship with Eli Lilly and Company
---------------------------------------

  During the second quarter of 1993, Lilly exercised its option under the Sales and Distribution Agreement to become the exclusive worldwide distributor of ReoPro(Trademark). Under the Agreement, the Company is principally responsible for developing and manufacturing HA-1A(Registermark) and ReoPro(Trademark). Lilly is principally responsible for the marketing, sale and distribution of HA-1A(Registermark) and ReoPro(Trademark).

  Under agreements with Lilly, the Company and Lilly share equally in the profits from ReoPro(Trademark) and the Company may be required to pay Lilly royalties on sales of ReoPro(Trademark). The Company may be required to make a payment to Lilly of $50 million through December 31, 1995, or decreasing amounts through December 31, 1999, in the event of any change in control

                  Notes to Consolidated Financial Statements

of the Company or in the event of any governmental action or determination which results in the Sales and Distribution Agreement not being in full force and effect in all material respects in major jurisdictions, excluding the United States, and the subsequent termination of the Sales and Distribution Agreement by Lilly based solely on such events.

Relationship with Wellcome plc
------------------------------

  In 1993, the Company and Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex(Registermark). Under the alliance agreement, the Company and Wellcome share revenues from the sale of the products, including Panorex(Registermark). Centocor is principally responsible for the manufacture of Panorex(Registermark) and for securing regulatory approvals for Panorex(Registermark). Wellcome is principally responsible for the clinical development, marketing, sale and distribution of such drugs, including Panorex(Registermark), on a worldwide basis.

Note 4
Cash Equivalents and Investments

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which establishes a new accounting principle for the valuation and classification of investments. The impact of the adoption of SFAS 115 was not significant to the Company's Consolidated Financial Statements.

  During 1994, the Company recorded unrealized losses associated with its equity investment portfolio as a charge to earnings of $3,649,000 compared to $2,477,000 and $1,126,000 for the years ended 1993 and 1992, respectively, due to other than temporary reductions in the market value of marketable equity investments below the Company's cost for such investments. There can be no assurance that additional reductions in the carrying value of such investments through a charge to earnings will not be required in the future.

  The Company's equity investments classified as available for sale are carried at the lower of estimated fair value or adjusted cost. The Company's investments in U.S. treasury securities and corporate bonds which the Company has the ability and intent to hold to maturity are carried at amortized cost.

                  Notes to Consolidated Financial Statements

  At December 31, 1994, securities classified as available for sale and held to maturity are summarized below (in thousands).

                                                                Gross      Estimated
                                                    Carrying  Unrealized  Unrealized     Fair
                                                     Value      Gains       Losses      Value
                                                    --------  ----------  -----------  --------

Investments available for sale:
 Equity securities                                  $  2,919        $--       $  --   $  2,919
                                                    ========  ==========  ==========   ========

Investments held to maturity:
 Securities and obligations of
  the U.S. Treasury and other
  U.S. government agencies                          $ 59,485         $ 3       $(242)  $ 59,246
 Certificates of deposit                              28,812          --          --     28,812
 Corporate bonds and
  commercial paper                                    28,151          12        (112)    28,051
                                                    --------  ----------  ----------   --------
                                                    $116,448         $15       $(354)  $116,109
                                                    ========  ==========  ==========   ========

 At December 31, 1994, these securities were classified as follows (in thousands):

Cash equivalents                                    $ 13,785
Short-term investments                               102,663
Long-term investments                                  2,919
                                                    --------
                                                    $119,367
                                                    ========

  The Company has agreed to maintain investments of $27,000,000 as of December 31, 1994 at certain banks as collateral for loans from those banks. See Note 7.

Note 5
Inventory

  Inventory consists of the following (in thousands):

December 31              1994     1993
                        -------  -------

Raw materials           $ 3,564  $ 3,791
Work in process           8,973    8,388
Finished goods            4,145    1,695
                        -------  -------
                        $16,682  $13,874
                        =======  =======

  Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

                  Notes to Consolidated Financial Statements

Note 6
Accrued Expenses

  Accrued expenses consist of the following (in thousands):

December 31,         1994     1993
                    -------  -------

Compensation        $ 2,621  $ 5,753
Interest              6,681    6,506
Clinical and R&D      3,790    2,663
Other                13,286    8,205
                    -------  -------
                    $26,378  $23,127
                    =======  =======

Note 7
Debt

  Note Payable

  Note payable at December 31, 1994 and 1993 consists of $6,897,000 and $6,186,000, respectively, of borrowings under short-term notes at an interest rate of 5.67 percent per annum at December 31, 1994, payable in Dutch guilders no later than March 28, 1995. These borrowings are secured by investments at the lending bank of $7,000,000 (see "Loan Covenants").

  Long-term debt

  Long-term debt consists of the following (in thousands):

December 31                   1994       1993
                            ---------  ---------

7-1/4 percent Notes         $106,640   $106,640
6-3/4 percent Debentures     125,000    125,000
Mortgage Debt                 15,941     16,134
Long-term Note                10,241     10,794
                            --------   --------
                             257,822    258,568
Current Portion              (26,182)   (20,468)
                            --------   --------
                            $231,640   $238,100
                            ========   ========

                  Notes to Consolidated Financial Statements

  7-1/4 Percent Notes

  On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at December 31, 1994 of $33,079,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 105 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of the 7-1/4 percent Notes in certain limited circumstances, including a change in control of the Company.

  6-3/4 Percent Debentures

  On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at December 31, 1994 of $33,079,000 and all future senior indebtedness of the Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 104 percent of the principal amount of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures in certain limited circumstances, including a change in control of the Company.

  Mortgage Debt

  Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company has such a loan outstanding with a balance of approximately $6,460,000 at December 31, 1994 which bears interest at an annual rate of 10 percent through its maturity date of May 1, 1995. A Netherlands loan, with an outstanding balance of approximately $5,632,000 at December 31, 1994, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At December 31, 1994, both of these loans are classified as short-term (see "Loan Covenants").

  In July 1993, the Company completed the sale of its St. Louis facility for $11,900,000 and in connection therewith, repaid $5,800,000 of debt related to this facility.

                  Notes to Consolidated Financial Statements

  Long-term Note

  The Company borrowed $10,241,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At December 31, 1994, this loan is classified as short-term (see "Loan Covenants").

  Loan Covenants

  Agreements covering $19,722,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintains certain investments at the lending bank, which at December 31, 1994 totalled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $19,722,000 of debt as short-term. Additionally, $6,897,000 of the Company's short-term debt is secured by investments at the lending bank of $7,000,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

  Other

  Scheduled repayments on the mortgage debt and long-term note pursuant to the terms of the related loan agreements are $8,949,000 for 1995, $2,488,000 for 1996, $2,595,000 for 1997, $2,600,000 for 1998, $2,605,000 for 1999 and
$6,951,000 due thereafter.

  The fair market value of the Company's long-term debt at December 31, 1994, principally determined by quoted market prices, was $186,316,000 as compared to its carrying value of $231,640,000. The carrying amount of the Company's debt classified as short-term at December 31, 1994 approximates its fair market value.

Note 8
Shareholders' Equity

  Capital Stock

  In 1994, the Company issued 7,014,000 shares of its Common Stock pursuant to the terms of an exchange offer as described in Note 11, 6,151,000 shares of its Common Stock in connection with the exercise of options and warrants and 140,000 shares pursuant to the terms of the extension of the alliance agreement with Wellcome. In 1993, the Company issued 2,000,000 shares of its Common Stock pursuant to the terms of an agreement with Wellcome. Additionally, in 1992, the Company issued 2,000,000 shares of its Common Stock pursuant to the terms of an Investment Agreement with Lilly. At December 31, 1994, approximately 17,318,000 shares of Common Stock were reserved for issuance upon exercise of warrants and stock options, pursuant to employee retirement savings and stock award plans and agreements, and upon conversion of convertible debt securities. Additionally, at December 31, 1994,

                  Notes to Consolidated Financial Statements

approximately 372,000 shares of preferred stock were reserved for issuance under a shareholder rights plan which is further described below.

  Warrants

     At December 31, 1994, warrants to purchase approximately 3,088,000 shares of the Company's Common Stock were outstanding. The specific exercise prices per share and exercise periods of such warrants are set forth below (in thousands except per share amounts):

Shares Issuable
Upon Exercise               Exercise Period            Exercise Price Per Share
---------------             ---------------            ------------------------

  1,475              Through February 28, 1995                    $19.33
    874              Through February 28, 1995                    $16.66
    485              Through February 28, 1996                    $13.33
    127              January 1, 1994 through December 31, 1996    $64.50
    127              January 1, 1996 through December 31, 1997    $49.75

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

For the Years ended December 31,
                                    1994                      1993                      1992
                           Options   Exercise Price  Options   Exercise Price  Options   Exercise price
Outstanding,
beginning
of year                      5,770      $6.50-53.50    5,948      $7.38-56.00    6,126      $7.38-53.50
Granted                        726      $9.13-17.94    2,681      $6.50-14.13    2,974      $8.38-58.50
Exercised                     (685)     $6.88-16.00     (304)     $7.38-12.00     (420)     $7.38-16.00
Canceled                      (853)     $6.88-51.75   (2,555)     $6.88-56.00   (2,732)     $7.38-58.50
                             -----      -----------   ------      -----------   ------      -----------
Outstanding,
end of year                  4,958      $6.50-53.50    5,770      $6.50-53.50    5,948      $7.38-56.00
                             =====      ===========   ======      ===========   ======      ===========


          During 1993 and 1992, a substantial number of outstanding options were canceled in exchange for the grant of fewer options with an exercise price equal to the fair market value at date of grant of $7.125 per share in 1993 and $12.625 in 1992. At December 31, 1994, options

                  Notes to Consolidated Financial Statements

to purchase a total of approximately 2,719,000 shares of Common Stock were exercisable, and approximately 2,239,000 options become exercisable as follows (in thousands):


Years ending December 31, Shares
------------------------- ------
1995                        921
1996                        644
1997                        505
1998                        169

  The Company maintains a Restricted Common Stock Award Plan, pursuant to which a total of approximately 2,000,000 shares of the Company's Common Stock have been authorized for award to eligible employees. The number of shares awarded in each year and the terms under which such shares vest are determined by the Board of Directors at the time of the award. Generally, a portion of the shares awarded vests annually over a period of five years from the date of the award. As of December 31, 1994, awards of approximately 229,000 shares of the Company's Common Stock were outstanding and are scheduled to vest in the following periods (in thousands):


Years ending December 31, Shares
------------------------- ------
1995                         79
1996                         63
1997                         45
1998                         38
1999                          4

  The terms of options unexercisable as of December 31, 1994 for an aggregate of approximately 1,450,066 shares and restricted stock awards unvested as of December 31, 1994 for an aggregate of approximately 119,185 shares provide for the acceleration of the exercisability of such options and the vesting of such restricted stock awards upon the occurrence of certain events constituting a change in control of the Company. Further, in such event, the holders of approximately 2,424,000 options may then choose to receive cash through the exercise of a limited stock appreciation right in lieu of exercising their options.

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

  Shareholder Rights Plan

  The Company maintains a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, each common shareholder receives one-half of one Right (a "Right") for each share of

                  Notes to Consolidated Financial Statements

Common Stock held. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at an exercise price of $170. The Rights will become exercisable and will detach from the Common Stock in the event any individual or group acquires 20 percent or more of the Common Stock, or announces a tender or exchange offer which, if consummated, would result in the ownership by that person or group of at least 30 percent of the Common Stock.

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

Note 9
Geographic and Customer Information

                            Geographic Information (in thousands)
                                                                               Identifiable
Years ended December 31,                                  Revenue        Loss        assets

1994
United States                                            $ 59,294   $(112,266)     $233,208
Europe                                                      7,932     (14,392)       72,707
                                                         --------   ---------      --------
                                                         $ 67,226   $(126,658)     $305,915
                                                         ========   =========      ========

1993
United States                                            $ 66,655   $ (72,601)     $211,411
Europe                                                      9,275      (1,778)       69,628
                                                         --------   ---------      --------
                                                         $ 75,930   $ (74,379)     $281,039
                                                         ========   =========      ========

1992
United States                                            $108,181   $(184,547)     $272,312
Europe                                                     18,051      (9,599)       76,956
                                                         --------   ---------      --------
                                                         $126,232   $(194,146)     $349,268
                                                         ========   =========      ========


   In January 1992, the Company acquired, for approximately $8,700,000 in cash, all of the outstanding shares of Centocor U.K. The transaction was recorded as a purchase and resulted in $6,711,000 of goodwill which is being amortized over a 20-year period. The totals for Europe in the above table include the operations of Centocor U.K. from January 1992.

                  Notes to Consolidated Financial Statements

   Customer Information

   Sales to four distributors of the Company's diagnostic products in 1994 accounted for 61 percent of total product sales in 1994, and sales to three distributors accounted for 42 percent, and 40 percent of total product sales in 1993, and 1992, respectively. Approximately 86 percent, 88 percent, and 90 percent of total product sales in 1994, 1993, and 1992, respectively, are attributable to shipments to customers outside of the United States.

Note 10
Contract Revenues

   Lilly Related
   -------------

   Pursuant to the Company's agreements with Lilly, the Company recognized $9,500,000, $5,000,000 and $50,000,000 for the years ended December 31, 1994,
1993 and 1992, respectively, related to the achievement of ReoPro(Trademark) milestones in 1994 and 1993 and principally related to reimbursement of expenses associated with HA-1A(Registermark) in 1992. Lilly may make certain future payments based on the achievement of certain milestones related to ReoPro(Trademark).

   Wellcome Related
   ----------------

   Pursuant to the Company's agreements with Wellcome, the Company recognized $14,000,000 and $10,000,000 for the years ended December 31, 1994 and 1993, respectively, principally related to the reimbursement of prior expenses and achievement of milestones associated with Panorex(Registermark). Wellcome may make certain future payments to the Company based on the achievement of certain milestones related to Panorex(Registermark).

   Related Party Research & Development
   ------------------------------------

   During 1994, 1993 and 1992, the Company conducted research and development under a contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. Additionally, the Company recorded revenue of $2,500,000 in 1992 representing a non-refundable fee from Tocor II in connection with the license of certain technology by the Company to Tocor II. See Note 11 for a discussion of an exchange offer which resulted in the termination of the research and development contract and services agreement.

   For the years ended December 31, 1994, 1993 and 1992, revenues related to the Tocor II research program were $1,652,000, $10,109,000 and $16,071,000 respectively. Expenses incurred, including general and administrative expenses for the years ended December 31, 1994, 1993 and 1992 were $1,915,000, $11,741,000 and $15,047,000 respectively.

   Additionally, the Company incurred expenses of $22,850,000, $19,389,000, and $27,675,000, for the years ended December 31, 1994, 1993 and 1992, respectively, representing aggregate CPIII research costs funded by the Company in order to continue the

                  Notes to Consolidated Financial Statements

progress of the research program and to preserve the value of its purchase options (see Note 2).

   Other
   -----

   The Company has entered into various commercialization agreements under which it has recognized revenues from non-refundable fees or milestone payments in support of its research and development efforts. Revenues recorded under these agreements amounted to $2,090,000, $2,750,000, and $1,767,000, for the years ended December 31, 1994, 1993 and 1992, respectively.

Note 11
Charge for Acquired Research and Development

   In February 1994, the Company initiated the exchange offer pursuant to which the Company offered to exchange 3.2 shares of its Common Stock for each of the 2,250,000 outstanding Tocor II Units tendered. Each Unit consisted of one share of callable common stock of Tocor II, one callable warrant to purchase one share of Centocor Common Stock and one Series T warrant to purchase one share of Centocor Common Stock (the "Warrants"). The exchange offer expired at the close of business on March 11, 1994, at which time the Company accepted all of the 94 percent of the Tocor II Units tendered in exchange for approximately 6,793,000 shares of its Common Stock, thereby increasing shareholders equity by $81,607,000. The transaction was accounted for as a purchase and the Company allocated the excess of the consideration paid over the net assets of Tocor II to the value of the acquired research and development. The Company recorded a charge to earnings in the first quarter of 1994 of $36,966,000 representing principally the cost allocated to the acquired research and development. In connection with the transaction, the Company acquired $50,124,000 of cash and short-term investments and warrants with a value of $8,492,000 which were retired. The unaudited comparative statement of operations data excluding the charge for acquired research and development, assuming the exchange offer was consummated as of January 1, 1993, would have been as follows(in thousands except per share amounts):



Statements of         For the twelve months ended December 31,
Operations Data            1994                    1993
------------------  ---------------------  ----------------------
  Revenues              $ 65,574                $ 65,821
  Loss                  $(90,963)               $(83,143)
  Loss per share        $  (1.78)               $  (1.72)

  Effective March 30, 1994, each remaining share of Tocor II callable Common Stock ("Tocor II Shares") was converted into 2.88 shares of the Company's Common Stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger, holders of Tocor II Shares at the time of the merger were required to surrender the certificates representing Tocor II Shares to an exchange agent in exchange for certificates representing Common Stock of the Company. Through December 31, 1994, stock certificates representing 221,000 shares of the Company's Common Stock had been delivered by the exchange agent in connection with the merger. If all of the remaining Tocor II Shares are surrendered to the exchange agent, stock certificates representing an additional 146,000 shares

                  Notes to Consolidated Financial Statements

of the Company's Common Stock will be delivered. Shares of the Company's Common Stock into which the Tocor II Shares were converted by the merger are not classified as issued and outstanding until the delivery by the exchange agent of the stock certificate representing such shares. Warrants not tendered as part of Units in the exchange offer remain outstanding.

Note 12
Other Income (Expenses)

  The Company recorded a charge to earnings of $1,275,000 and $11,245,000 for the years ended December 31, 1994 and December 31, 1992, respectively, in connection with the settlement of certain litigation (see Note 2). During 1994, 1993 and 1992, respectively, the Company recorded a charge to earnings of $3,649,000, $2,477,000 and $2,296,000 representing an unrealized loss due to the other than temporary decline in the market value of marketable equity investments below the Company's cost for such investments. Other income (expenses) for 1992 includes gains of $1,170,000 from sales of the Company's investments. Other income (expenses) also includes the Company's equity share of the losses of an unconsolidated entity.

Note 13
Income Taxes

   Differences between the Company's (benefit) for income taxes for 1994, 1993, and 1992 and that computed by applying the statutory U.S. Federal income tax rate consist of the following (in thousands):

Years ended December 31,                          1994       1993        1992
                                                ---------  ---------  ----------

Statutory Federal income tax benefit
   based upon loss before income taxes          $(44,356)  $(26,033)   $(66,010)
Charge for acquired research and development      12,938          -           -
Benefit not recorded                              31,418     26,033      65,116
Other items, including certain
  non-deductible expenses                              -          -         894
                                                --------   --------    --------
                                                $      -   $      -    $      -
                                                ========   ========    ========

   The Company recorded a charge for acquired research and development of $36,966,000 in 1994, which was not deductible for U.S. tax purposes. At December 31, 1994, the tax effect of the Company's net tax loss carryforward was $173,486,000 with expiration dates ranging from 2005 to 2009. Additionally, at December 31, 1994, the Company had research and development tax credits and other tax credits of $5,424,000 substantially all with expiration dates ranging from 1999 to 2008.

   Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at December 31, 1994.

                  Notes to Consolidated Financial Statements

Note 14
Leases

   The Company is lessee under various non-cancelable operating leases, covering certain of the Company's facilities and equipment. The facility leases generally provide for the Company to pay all taxes and operating costs associated with the facility.

   The aggregate minimum rental commitments of leases are as follows (in thousands):

Years ending December 31,

   1995                            $2,606
   1996                            $1,912
   1997                            $1,599
   1998                            $1,436
   1999                            $1,215
   Thereafter                      $4,433

   Rent expense was $3,189,000, $5,428,000, and $9,665,000, for the years ended December 31, 1994, 1993, and 1992, respectively.

Note 15
Supplemental Information on Cash Flows

   Interest paid, net of amounts capitalized, was $19,192,000, $19,421,000, and $19,703,000, in 1994, 1993, and 1992, respectively.

   Income tax payments of $19,000, $46,000, and $70,000 were made in 1994, 1993, and 1992, respectively.

   Cash used for the purchases of investments as well as the cash received upon the maturities and sales of investments were as follows (in thousands):

Years ended December 31,      1994        1993        1992
                            ---------  ----------  ----------

  Purchases                 $(98,808)  $(168,643)  $(135,603)
  Maturities and sales       127,250     203,840     222,896
                            --------   ---------   ---------
                            $ 28,442   $  35,197   $  87,293
                            ========   =========   =========

  During 1994, the Company issued 7,014,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $25,643,000 in connection with an exchange offer more fully described in Note 11.

  During the first quarter of 1994, the Company acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 11.

                  Notes to Consolidated Financial Statements

  During 1992, the Company issued warrants to purchase 4,500,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $14,625,000. During 1992, the Company acquired $2,134,000 of fixed assets by assuming the related debt obligation.

Note 16
Quarterly Financial Data (unaudited)


                                         In thousands except per share data
Three Months Ended              March 31      June 30      September 30      December 31
---------------------------     --------     --------      ------------     ------------

1994
  Total revenues             $    15,273     $ 16,384          $ 12,927         $ 22,642
  Sales                            9,829       12,114             9,319            8,722
  Gross profit from sales          6,199        7,643             5,667            4,491
  Net loss                       (50,637) (1) (15,418)          (17,579)         (43,024) (2)
  Net loss per share         $     (1.13)    $   (.30)            $(.34)           $(.83)

1993
  Total revenues             $    14,978     $ 13,753          $ 16,729         $ 30,470
  Sales                           11,684       10,918            12,048           13,421
  Gross profit from sales          7,790        6,935             8,206            9,321
  Net loss                       (25,529) (3) (26,022) (3)      (15,804)          (7,024) (4)
  Net loss per share         $    (  .62)    $ (  .63)          $(  .38)         $(.17)

(1) During the first quarter of 1994, the Company recorded a charge for acquired research and development of $36,966,000 in connection with the exchange offer as discussed in Note 11.

(2) During the fourth quarter of 1994, the Company recorded a charge of $17,098,000 representing a royalty buyout related to ReoPro(Trademark). Additionally, the Company recorded charges of $7,870,000 in connection with the writedown of certain facilities and equipment, and $1,275,000 in connection with the settlement of certain litigation. See Notes 2 and 17.

(3) During the first and second quarters of 1993, the Company recorded restructuring charges of $4,273,000 representing reserves for fixed assets no longer used or subsequently disposed of and $5,114,000, representing severance related costs, respectively. See Note 17.

(4) During the fourth quarter of 1993, the Company recorded reserves of $3,500,000, relating to HA-1A(Registermark) inventories.

Note 17
Other Charges

  The Company had an agreement which required it to make certain future royalty payments depending on the level of ReoPro(Trademark) sales. In 1994, the Company elected to buyout such future royalty obligation and, as a result, recorded a charge of $17,098,000 representing such buyout. Additionally, the Company recorded a charge of $7,870,000 in connection with the write-down of certain facilities and equipment. For the years ended December 31, 1993 and

                  Notes to Consolidated Financial Statements

1992, the Company recorded restructuring charges of $9,387,000 and $15,266,000, respectively, consisting principally of severance related costs incurred in connection with the further downsizing of its work force, and reserves for certain fixed assets which are no longer used or have been subsequently disposed. At the Company's present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets, other royalty buyout arrangements, or other charges will not be required in the future.

          For the years ended December 31, 1993 and 1992, the Company recorded charges related to HA-1A(Registermark) inventory of $3,500,000 and $64,877,000, respectively. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

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

          The selection of the Company's independent auditors, KPMG Peat Marwick LLP, has been approved by the Company's Board of Directors. An Audit Committee of the Board of Directors, composed of three non-management directors, meets with, and reviews the activities of, corporate financial management and the independent auditors to ascertain that each is properly discharging its responsibilities. The independent auditors also meet separately with the Audit Committee without management present, to discuss the results of their work, the adequacy of internal accounting controls, and the quality of financial reporting.

                          Independent Auditors' Report



The Board of Directors and Shareholders, Centocor, Inc.:

We have audited the accompanying consolidated balance sheets of Centocor, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centocor, Inc. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
February 24, 1995

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

  Not Applicable.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

                          DIRECTORS OF THE REGISTRANT

The following table sets forth, as of March 1, 1995, information as to the directors of the Company, including their recent employment, positions with the Company, other directorships and age. Directors are elected to serve one-year terms.

Name, Principal Occupations and                       Year First
Businesses During Last Five Years                       Elected
and Other Current Directorships                Age      Director
-------------------------------                ---      --------

Anthony B. Evnin                                53          1980

General Partner of Venrock Associates, a venture capital limited partnership.
Director, AgriDyne Technologies Inc.,
Arris Pharmaceutical Corporation, Athena
Neurosciences, Inc., Genetics Institute,
Inc., IDEXX Laboratories, Inc., Intelligent
Surgical Lasers, Inc., Kopin Corporation,
Opta Food Ingredients, Inc. and Sugen,
Inc.

William F. Hamilton                             55          1985

Landau Professor of Management and Technology at the Wharton School of the University of Pennsylvania. Director, Hunt Manufacturing
Co., Marlton Technologies, Inc. and Neose
Pharmaceuticals, Inc.

Name, Principal Occupations and                        Year First
Businesses During Last Five Years                       Elected
and Other Current Directorships                Age      Director
-------------------------------                ---      --------

David P. Holveck                                49          1994

President and Chief Executive Officer of the
Company since November 1992; President and
Chief Operating Officer from April 1992 to
October 1992; and Executive Vice President and President - Diagnostics Division from
December 1988 to April 1992.

Antonie T. Knoppers                             80          1986

Self-employed business consultant.  Former
President, Chief Operating Officer and Vice
Chairman, Merck & Co., Inc., a research-based health products company. Trustee, The Salk
Institute.  Director, Agouron Pharmaceuticals,
Inc.

Ronald A. Matricaria                            52          1994

President and Chief Executive Officer of
St. Jude Medical, Inc., a medical device company, since April 1993 and Chairman of the Board since 1995. From 1970 to 1993,
Mr. Matricaria was employed by Eli Lilly and Company, Inc., a research-based pharmaceutical company, where he served in a variety of capacities, including President of the Medical Devices and Diagnostics
Division and Executive Vice President of the
Pharmaceutical Division and President of its North American operations. Director, St. Jude
Medical, Inc., Diametrics Medical, Inc.,
InControl, Inc. and the Health Industry
Manufacturers Association.

Name, Principal Occupations and                        Year First
Businesses During Last Five Years                       Elected
and Other Current Directorships                Age      Director
-------------------------------                ---      --------

Hubert J.P. Schoemaker                          44          1983

Chairman of the Board since November 1987;
Chief Executive Officer of the Company from
November 1987 to October 1992; President of the Company from 1983 to 1987. Director,
Apollon, Inc., Applied Technology Genetics
Corporation, Myco Pharmaceuticals, Inc. and
Safeguard Scientifics Inc.

Richard D. Spizzirri                            62          1994

Senior Counsel to the law firm of Davis Polk
& Wardwell since January 1995; Partner, Davis
Polk & Wardwell from 1967 to 1994.  Director,
Sugen, Inc. and Broadcast Partners, Inc.

Lawrence Steinman                               47          1991

Professor of Immunology, Weizmann Institute of Science, Rehovot, Israel since 1994;
Professor of Neurology and Neurological
Sciences and Pediatrics, Stanford University
School of Medicine since 1991 and Associate
Professor of Neurology, Pediatrics and
Genetics, Stanford University School of
Medicine from 1985 to 1991.

Name, Principal Occupations and                        Year First
Businesses During Last Five Years                       Elected
and Other Current Directorships                Age      Director
-------------------------------                ---      --------

Jean C. Tempel                                  51          1993

General Partner of Technology Leaders L.P., a venture capital affiliate of Safeguard
Scientifics Inc., an entrepreneurial
technology company  since November 1993;
President and Chief Operating Officer of
Safeguard Scientifics Inc. from January 1992 to November 1993; Principal, Tempel Partners
Inc., a management consulting firm, from 1991 to January 1992; Executive Vice President and
Chief Operations Officer, The Boston Company, a bank trust company, from 1988 to 1990.
Director, Cambridge Technology Partners Inc.,
Safeguard Scientifics Inc. and Trustee,
Scutter Family of Mutual Funds.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

Name                                   Age               Position
-------------------------------------  ---  ----------------------------------

David P. Holveck                        49  President and Chief Executive
                                             Officer

Bobba Venkatadri                        51  Executive Vice President -
                                             Pharmaceutical Division

Timothy P. Cost                         35  Senior Vice President - Investor
                                             Relations and Strategic Operations

Martin R. Page                          50  Senior Vice President - Regulatory
                                             Affairs and Quality Assurance.

James N. Woody                          52  Senior Vice President - Research
                                             and Development and Chief
                                             Scientific Officer

     Mr. Holveck has been associated with Centocor since June 1983, as President and Chief Executive Officer since November 1992, as President and Chief Operating Officer from April 1992 to October 1992, and as Executive Vice President and President - Diagnostics Division from December 1988 to April 1992.

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

     Mr. Page has been associated with Centocor since September 1987, as Senior Vice President - Regulatory Affairs and Quality Assurance since March 1994, as Senior Vice

President - Worldwide Regulatory Affairs from August 1992 to March 1994, as Vice President - Worldwide Regulatory Affairs from June 1990 to August 1992, and as Vice President -International Regulatory Affairs from September 1987 to June 1990.

     Dr. Woody has been associated with Centocor since August 1991, as Chief Scientific Officer since August 1992, and as Senior Vice President - Research and Development since August 1991. Previously, Dr. Woody served as Commanding Officer of the U.S. Navy Medical Research and Development Command from 1988 to 1991.

Item 11.  Executive Compensation
--------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     In accordance with General Instruction G(3), the information called for by Items 11, 12 and 13 of Part III are incorporated herein by reference from the Company's definitive Proxy Statement for the Centocor Annual Meeting of Shareholders to be held on May 17, 1995, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
--------------------------------------------------------------
     on Form 8-K
     -----------

  (a) Documents filed as part of the Report:

      (1) (i)   Financial Statements of Centocor Partners III, L.P.:

                Balance Sheets, December 31, 1994 and 1993.

                Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992.

                Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.

                Statements of Partners' Capital for the Years Ended December 31, 1994, 1993 and 1992.

                Notes to Financial Statements.

                Independent Auditors' Report.

      (2) Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

          Schedules, other than those listed above, have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

      (3) Exhibits:

          2.1 Exchange Offer for Units of Tocor II, Inc., as described in the Registrant's Schedule 14D-1 dated March 4, 1994, as amended by Amendment No. 1 thereto dated March 7, 1994 and Amendment No. 2 thereto dated March 18, 1994 (incorporated by reference to the Registrant's Schedule 14D-1 dated March 4, 1994, as amended by Amendment No. 1 thereto dated march 7, 1994 and Amendment No. 2 thereto dated March 18, 1994.)

          3.1 Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, File No. 2-80098).

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

          3.15 By-Laws of Centocor, Inc. as amended October 30, 1992 (incorporated by reference to Exhibit 3.15 to Registrant's

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

          4.4 Form of Indenture between Centocor, Inc. and CoreStates Bank, N.A. as Trustee Dated as of January 18, 1991 (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form S-3 Registration Statement, Reg. No. 33-38110).

          4.5 Form of Note Issued to Purchasers of 7 1/4% Convertible Subordinated Notes Due February 1, 2001 (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Form S-3 Registration Statement, Reg. No. 33-38110).

          4.6 Form of Indenture between Centocor, Inc. and Chase Manhattan Trustees Limited as Trustee Dated as of October 16, 1991 (incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement, Reg. No. 33-44231).

          4.7 Form of Debenture Issued to Purchasers of 6-3/4% Convertible Subordinated Debentures Due October 16, 2001 (included in
                Exhibit 4.9) (incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement, Reg. No. 33-44231).

          4.8 Form of Series T Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common Stock (incorporated by reference to Exhibit
                4.2 to Amendment No. 4 to Form S-1/S-3

                 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

          4.9 Form of Callable Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common Stock (incorporated by reference to Exhibit
                 4.3 to Amendment No. 4 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

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

          10.4* 1983 Restricted Common Stock Award Plan, as amended and restated (incorporated by reference to Exhibit 10.04 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

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

          10.10* Qualified Savings and Retirement Plan, as amended and restated
                 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1989).

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

          10.26 Purchase Option Agreement by and among Centocor, Inc., PaineWebber Incorporated, The First Boston Corporation, Hambrecht & Quist Incorporated and J. P. Morgan Securities Inc. dated January 21, 1992 (incorporated by reference to
                 Exhibit 10.3 to Amendment No. 5 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

          10.27 Series E, F and G Preferred Stock Purchase Agreement dated as of November 20, 1991 between Centocor Delaware, Inc. and Corvas International, Inc. (incorporated by reference to
                 Exhibit 10.28 to Form S-1 Registration Statement of Corvas International, Inc. Reg. No. 33-44555).

          10.28 Sales and Distribution Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1992).

          10.29 Reimbursement Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1992).

          10.30 Investment Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.31 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B.V. and Eli Lilly and Company dated June 27, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

          10.32 Option Agreement between Centocor B.V. and Eli Lilly Nederland B.V. dated August 20, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

          10.33 Deed of Mortgage from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to
                  Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

          10.34 Deed of Pledge from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to Exhibit
                  10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

          10.35 Stock Purchase Agreement made as of December 16, 1993 by and between Centocor, Inc. and The Wellcome Foundation

                  Limited (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated December 16,
                  1993).

          10.36 Supply, Distribution and Sales Agreement dated December 16, 1993 by and among Centocor, Inc.., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated December 16,
                  1993).

          10.37 Clinical and Regulatory Development Agreement dated December 16, 1993 among Centocor, Inc.., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 16,
                  1993).

          10.38 Centocor Technology License Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated December 16,
                  1993).

          10.39 Relicense Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

          10.40 Appendix A - Glossary of Terms to each of the Agreements dated as of December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

          10.41 First Supplemental Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15,
                  1994).

          10.42 Wellcome Clinical Development Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15,
                  1994).

          12      Statement re: Computation of Ratios.

          21      Subsidiaries of the Registrant.

          23      Consent of Independent Auditors.

          27      Financial Data Schedule.

*These exhibits constitute compensatory plans.

     (b) The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended December 31, 1994:

         Date of Report      Item Covered
         --------------      ------------

         November 15, 1994   5, 7
         December 22, 1994   5, 7

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

Centocor Partners III, L.P.
Balance Sheets
-------------------------------------------------------------------------------

                                            December 31,          December 31,
                                                    1994                  1993
                                                    ----                  ----
Assets

  Investment in joint venture (Note 4)      $    511,630          $    507,140
                                            ============          ============


Liabilities and partners' capital

  Current liabilities:
    Accounts payable and accrued expenses   $     42,407          $     37,907
    Due to Centocor, Inc. (Note 5)             6,997,126             4,134,126
                                            ------------          ------------
                                               7,039,533             4,172,033
  Partners' capital (Note 3)                  (6,527,903)           (3,664,893)
                                            ------------          ------------

    Total liabilities and partners' capital $   511,630           $    507,140
                                            ===========           ============

See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Statements of Operations

----------------------------------------------------------------------------------

For the Years Ended December 31,           1994           1993           1992
                                       -------------  -------------  -------------

Revenues:
  Equity in earnings of
     joint venture (Note 4)            $      4,490   $      3,375   $    128,571
                                       ------------   ------------   ------------

Costs and Expenses:
  Research and development (Note 5)      22,850,000     19,875,000     28,366,000
  Amortization                                    -              -        115,705
  General and administrative                  4,500          7,336          6,090
                                       ------------   ------------   ------------
                                         22,854,500     19,882,336     28,487,795
                                       ------------   ------------   ------------

Loss for the period                    $(22,850,010)  $(19,878,961)  $(28,359,224)
                                       ============   ============   ============




See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Statements of Cash Flows

                                                            For the Years Ended December 31,
-----------------------------------------------------------------------------------------------
                                                            1994     1993          1992
-----------------------------------------------------------------------------------------------
Cash flows used for operating activities:
    Loss                                            $(22,850,010)   $(19,878,961)  $(28,359,224)
    Amortization                                               -               -        115,705
    (Decrease) increase in due to Centocor, Inc.       2,863,000      (2,461,664)     4,050,042
    Change in accounts payable and accrued expenses        4,500           1,000        (65,184)
    Equity in earnings of joint venture                   (4,490)         (3,375)        (3,304)
                                                    ------------    ------------   ------------
    Net cash used for operating activities           (19,987,000)    (22,343,000)   (24,261,965)

Cash flows from (used for) financing activities:
    General partner capital contributions             19,987,000      22,343,000     24,246,634
    Distributions to partners                                  -               -       (151,507)
                                                    ------------    ------------    -----------
    Net cash from financing activities                19,987,000      22,343,000     24,095,127
                                                    ------------    ------------    -----------
Decrease in cash and cash equivalents                          -               -       (166,838)
Cash and cash equivalents at beginning of year                 -               -        166,838
                                                    ------------    ------------    -----------
Cash and cash equivalents at end of year            $               $               $
                                                               -               -              -
                                                    ============    ============    ===========



See accompanying Notes to Financial Statements

Centocor Partners III, L.P.
Statements of Partners' Capital
----------------------------------------------------------------------

                               Limited       General
                               Partners      Partner         Total
                              ----------  -------------  -------------

Balance, December 31, 1991    $ 617,657   $ (2,482,492)  $ (1,864,835)
Contributions                         -     24,246,634     24,246,634
Distributions                  (149,992)        (1,515)      (151,507)
Earnings (Loss)                   6,708    (28,365,932)   (28,359,224)
                              ---------   ------------   ------------

Balance, December 31, 1992      474,373     (6,603,305)    (6,128,932)
Contributions                         -     22,343,000     22,343,000
Loss                             (3,921)   (19,875,040)   (19,878,961)
                              ---------   ------------   ------------

Balance, December 31, 1993      470,452     (4,135,345)    (3,664,893)
Contributions                         -     19,987,000     19,987,000
Loss                                (10)   (22,850,000)   (22,850,010)
                              ---------   ------------   ------------

Balance, December 31, 1994    $ 470,442   $ (6,998,345)  $ (6,527,903)
                              =========   ============   ============

See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Notes to Financial Statements
-------------------------------------------------------------------------------

1.   Organization and Business Operations
     ------------------------------------

     Centocor Partners III, L.P. (the "Partnership"), was formed in December 1987, and is managed by its general partner, Centocor Development Corporation III, a wholly owned subsidiary of Centocor, Inc. ("Centocor"), a Pennsylvania corporation, which is subject to the reporting requirements of the Securities Exchange Act of 1934. The Partnership was organized to develop and derive income from the sale of one therapeutic product (ReoPro(Trademark), formerly CentoRx(Registermark)) and one imaging product (Capiscint) which are expected to be used in the treatment and diagnosis, respectively, of two different types of cardiovascular disease.

     In 1987 and 1988, the Partnership and Centocor sold (a) 542.25 units, consisting of 111 Class C limited partnership interests and 431.25 Class A limited partnership interests each together with warrants to purchase shares of Centocor common stock, and (b) one Class B limited partnership interest, together with warrants to purchase shares of Centocor common stock. The purchase prices were $90,000 for each of the Class C interests, $100,000 for each of the Class A interests and $150,000 for the Class B interest.

     The net proceeds from the sale of limited partnership interests were used primarily to pay expenses incurred under the Partnership's agreement with Centocor (the "Development Agreement") to perform research and development for the Partnership (see Note 5).

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

     The profits and losses of the Partnership are generally allocated 1 percent to the general partner and 99 percent to the limited partners. Losses in excess of the limited partners' capital contributions are allocated to the general partner. The general partner is permitted but not required to make additional capital contributions for the working capital of the partnership (see Note 5).

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Investment in Joint Venture
     ---------------------------

     The Partnership accounts for its investment in the joint venture (see Note
4) under the equity method of accounting.

Centocor Partners III, L.P.
Notes to Financial Statements
-------------------------------------------------------------------------------

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

3.   Partnership Purchase Option
     ---------------------------

     Centocor has entered into a Partnership Purchase Option Agreement with each of the limited partners. Under its terms, Centocor has the option to purchase each limited partnership interest upon the earlier of (a) the limited partners having received distributions from the joint venture (see Note 4) equal to 15 percent of their capital contributions to the Partnership and the expiration of at least 24 months after the first commercial sale of products by the joint venture or (b) the expiration of at least 48 months after the first commercial sale of products by the joint venture; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by Centocor of all funds paid to it pursuant to the Development Agreement. Through the joint venture, Centocor commenced sales of ReoPro(Trademark) to Lilly in February 1995. The ability of Centocor to exercise this option is highly dependent upon the future financial condition of Centocor.

     If Centocor exercises the Partnership Purchase Option, each limited partner will enter into a Partnership Purchase Agreement with Centocor which sets forth the terms under which Centocor will purchase the limited partnership interests. Under the terms of the Partnership Purchase Agreement, the aggregate purchase price for the limited partnership interests would be payable as follows: (a) an advance payment of $13,598,000 in cash (or, at Centocor's option, $15,229,000 in Centocor common stock), and (b) quarterly payments equal to certain percentages of revenue to Centocor from sales of the Partnership's products, or products of Centocor or its affiliates which are competitive, or sold in combination, with the Partnership's products. Beginning with the 12th calendar quarter after the calendar quarter in which the advance payment is made, Centocor's payment to the limited partners will be reduced by 25 percent of the amount which the limited partners would otherwise have received until Centocor has recouped the amount of the advance payment.

Centocor Partners III, L.P.
Notes to Financial Statements
-------------------------------------------------------------------------------

4.   Joint Venture
     -------------

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

     The joint venture will terminate upon the occurrence of certain events, principally related to the exercise or expiration of the purchase option granted to Centocor (see Note 3).

     On July 15, 1992, Centocor and Eli Lilly and Company ("Lilly") entered into a Sales and Distribution Agreement, pursuant to which Lilly was granted the option to be the exclusive worldwide distributor for ReoPro(Trademark). Pursuant to the Agreement, the Joint Venture recognized $500,000 of revenue in 1992 related to the ReoPro(Trademark) option. During the second quarter of 1993, Lilly exercised its option to become the exclusive worldwide distributor for ReoPro(Trademark) and Centocor and Lilly amended their Sales and Distribution Agreement. As part of the amendment, Lilly has assisted Centocor and will continue to assist Centocor in the regulatory filings and continued development of ReoPro(Trademark) for various clinical indications.

     Status of ReoPro(Trademark)
     ---------------------------

     In December 1994, the U.S. Food and Drug Administration ("FDA") granted Centocor a product license for ReoPro(Trademark), a product indicated for the reduction of acute ischemic cardiac complications in patients undergoing angioplasty procedures who are high risk for abrupt artery closure, and the Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion regarding the granting of marketing authorization in 11 of the 12 member states for ReoPro(Trademark). Belgium, the only dissenting country in the European Union ("EU"), will require additional clinical trial results. For products recommended for approval by the CPMP prior to January 1, 1995, each EU member state issues its own national licenses. In addition, some countries require approvals for pricing and reimbursement. ReoPro(Trademark) has been approved for sale in Norway, Sweden, The U.K., and The Netherlands. Through the joint venture, Centocor commenced sales of ReoPro(Trademark) to Lilly in January 1995. The level of sales of ReoPro(Trademark) will depend upon a number of factors, including the timing and extent of additional regulatory approvals for ReoPro(Trademark), approval and commercialization of competitive products, the degree of acceptance of ReoPro(Trademark) in the marketplace, and the strength of Centocor's patent position and that of others.

Centocor Partners III, L.P.
Notes to Financial Statements
-------------------------------------------------------------------------------

5.   Research Funding
     ----------------

     The initial funding by the limited partners for the Partnership's research program pursuant to the Development Agreement with Centocor was exhausted in 1990. In order to continue the research program, the Partnership extended the terms of the Development Agreement with Centocor. Approximately $91,224,000 of the Partnership's research costs through December 31, 1994 were funded by the general partner. At December 31, 1994 and December 31, 1993, approximately $6,997,000 and $4,134,000, respectively, was due to Centocor for expenditures under the Development Agreement. The general partner may continue to provide funding but is under no obligation to do so. The ability of the general partner to continue to fund, and the ability of Centocor to perform under, the Development Agreement is highly dependent upon the future financial condition of Centocor.

                          INDEPENDENT AUDITORS' REPORT



The Partners of Centocor Partners III, L.P.:

We have audited the accompanying balance sheets of Centocor Partners III, L.P. as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centocor Partners III, L.P. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

Continuation of the product research programs by the Partnership is dependent upon the general partner continuing to provide funding and/or the ability of the Partnership to obtain funding from another source. See Note 5 to the financial statements.

KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 24, 1995

                                                                    Schedule II

                        CENTOCOR, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                (IN THOUSANDS)





                              Additions                        Additions                         Additions
                     Balance  Charged to              Balance  Charged to              Balance   Charged to              Balance
                        at    Costs and                  at    Costs and                  at     Costs and                  at
Classification      12/31/91  Expenses    Deductions  12/31/92  Expenses   Deductions   12/31/93   Expenses  Deductions   12/31/94
--------------      --------  ----------  ----------  -------- ----------  ----------  --------- ----------- ----------  ---------

Inventory Reserves   $10,827   $68,144(1)  ($10,665)   $68,306   $3,500(1)  ($7,063)     $64,743    $3,609   ($53,472)    $14,880
                     =======   =======     ========    =======   ======     =======      =======    ======   ========     =======

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

                                  CENTOCOR, INC.


March 30, 1995                    By:   /s/David P. Holveck
                                     --------------------------
                                        David P. Holveck
                                       (President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


  Signature                    Title                   Date
  ---------                    -----                   ----

/s/Hubert J.P. Schoemaker      Director, Chairman of   March 30, 1995
-------------------------      the Board
Hubert J. P. Schoemaker


/s/ Dominic J. Caruso          Vice President,         March 30, 1995
---------------------          Finance and
Dominic J. Caruso              Chief Financial
                               Officer (Principal
                               Accounting and Financial
                               Officer)

/s/Anthony B. Evnin            Director                March 30, 1995
-------------------
Anthony B. Evnin


/s/William F. Hamilton         Director                March 30, 1995
-------------------------
William F. Hamilton

/s/David P. Holveck            Director, President     March 30, 1995
-------------------------      and Chief Executive
David P. Holveck               Officer


/s/Antonie T. Knoppers         Director                March 30, 1995
-------------------------
Antonie T. Knoppers

/s/Ronald A. Matricaria        Director                March 30, 1995
-------------------------
Ronald A. Matricaria

/s/Richard D. Spizzirri        Director                March 30, 1995
-------------------------
Richard D. Spizzirri

/s/Lawrence Steinman           Director                March 30, 1995
-------------------------
Lawrence Steinman

/s/Jean C. Tempel              Director                March 30, 1995
-------------------------
Jean C. Tempel

                                 Exhibit Index
                                 -------------


Exhibit
Number
-------
12                Statement re: Computation of Ratios.

21                Subsidiaries of The Registrant.

23                Consent of Independent Auditors.

27                Financial Data Schedule.