Form 10-Q
period 1995-03-31
CENTOCOR INC
filed 1995-05-15
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

[_]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                     23-2117202
- --------------------------------------             -----------------------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                       Identification No.)


 200 Great Valley Parkway      Malvern, Pennsylvania      19355-1307
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

                                 610-651-6000
- --------------------------------------------------------------------------------
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

Shares of Common Stock outstanding at April 30, 1995 were 58,221,847.

Part I: Financial Information
- -----------------------------
Item 1:  Financial Statements


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)



                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          1995         1994
- -----------------------------------                  ------------ -------------
ASSETS

Current assets:

         Cash and cash equivalents  (Notes 4 and 6)       $26,422      $78,925
         Short-term investments (Notes 4 and 6)           146,858      102,663
         Accounts and contracts receivable                 18,774       11,842
         Interest receivable                                1,910        1,082
         Inventory (Note 5)                                21,129       16,682
         Prepaid expenses                                   2,420        2,722
         Other current assets                               1,388        1,041
                                                         --------     --------
                                                          218,901      214,957



Fixed assets (Note 6):
         Land and buildings                                73,645       71,137
         Equipment, furniture, fixtures and
            improvements                                   66,805       60,671
                                                         --------     --------
                                                          140,450      131,808
         Less accumulated depreciation                    (68,465)     (61,768)
                                                         --------     --------
                                                           71,985       70,040

Long-term investments (Note 4)                              8,664        2,919

Intangible and other assets                                18,537       17,999
                                                         --------     --------

             Total assets                                $318,087     $305,915
                                                         ========     ========



         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)



                                              (Unaudited)
                                               March 31,        December 31,
                                                  1995              1994
=======================================      ============      ==============
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
          Accounts payable                         $5,264             $6,383
          Accrued expenses                         28,331             26,378
          Unearned revenues                           517              1,407
          Notes payable (Note 6)                    7,792              6,897
          Current portion of
            long-term debt (Note 6)                28,290             26,182
                                               ----------           --------
                                                   70,194             67,247

Long-term debt (Note 6)                           231,640            231,640


Other liabilities                                   1,398              1,240

Minority interest                                   1,205                510

Shareholders' equity (Note 2):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued       -                  -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            58,117 and 57,081 issued and
            outstanding at March 31, 1995
            and December 31, 1994, respectively       581                571
          Additional paid-in capital              765,973            750,175
          Deficit                                (759,949)          (751,707)
          Unrealized loss on marketable
            securities                               (167)                 -
          Cumulative foreign currency
            translation adjustments                 7,212              6,239
                                               ----------           --------
                                                   13,650              5,278
                                               ----------           --------

              Total liabilities and
                shareholders' equity             $318,087           $305,915
                                               ==========           ========


         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)





================================================================================
For the three months ended March 31,                       1995          1994
================================================================================
Revenues:
  Sales                                                   $19,319        $9,829
  Contracts (including related
    party revenues of $1,652
    in 1994)  (Note 7)                                      4,676         5,444
                                                          -------      --------
                                                           23,995        15,273

Costs and expenses:
  Cost of sales                                             8,625         3,630
  Research and development (including contract
    revenue-related expenses of $1,572 in 1994)            13,501        14,389
  Marketing, general and administrative (including
    contract revenue-related expenses of $343
    in 1994)                                                7,494         6,818
  Charge for acquired research and
      development (Note 8)                                      -        36,966
                                                          -------      --------
                                                           29,620        61,803

Other income (expense):
  Interest income                                           2,785         1,108
  Interest expense                                         (4,964)       (4,960)
  Other                                                      (438)         (255)
                                                          -------      --------
                                                           (2,617)       (4,107)


Net loss                                                  ($8,242)     ($50,637)
                                                          =======      ========


Net loss per share                                         ($0.14)       ($1.13)
                                                          =======      ========

Weighted average number of shares
  outstanding                                              57,769        44,783
                                                          =======      ========

         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (In thousands)
                                        (Unuadited)



================================================================================
For the three months ended March 31,                      1995         1994
================================================================================
Cash flows used for operating activities:
  Net loss                                                ($8,242)     ($50,637)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
     Charge for acquired research and development               -        36,966
     Net loss on long-term investments                          -           512
     Depreciation and amortization                          4,454         5,064
     Amortization of deferred income                       (1,657)       (1,738)
     Other                                                    696             1
     Changes in assets and liabilities:
           Accounts and contracts receivable               (6,317)        3,800
           Interest receivable                               (775)           55
           Inventory                                       (3,182)       (1,353)
           Prepaid expenses                                  (271)         (451)
           Other current assets                              (225)          (28)
           Intangible and other assets                       (322)         (818)
           Accounts payable                                (1,422)       (3,395)
           Unearned revenue                                   158           238
           Accrued expenses and other liabilities             915        (3,085)
           Other long-term liabilities                        194           565
                                                          -------      --------
    Net cash used for operating activities                (15,996)      (14,304)

Cash flows from (used for) investing activities:
  Net (purchases) sales of investments                    (50,302)        5,534
  Net purchases of fixed assets                            (1,654)       (1,391)
  Acquisition of Tocor II                                       -         3,991
                                                          -------      --------
    Net cash from (used for) investing activities         (51,956)        8,134

Cash flows from (used for) financing activities:
  Net proceeds from issuance of  Common Stock              15,173         2,065
  Reduction of long-term debt and notes payable              (275)         (249)
                                                          -------      --------
    Net cash from financing activities                     14,898         1,816
Effect of foreign currency translation                        551             6
                                                          -------      --------
Net (decrease) in cash and cash equivalents               (52,503)       (4,348)
Beginning cash and cash equivalents                        78,925        46,210
                                                          -------      --------
Ending cash and cash equivalents                          $26,422       $41,862
                                                          =======      ========

         See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     --------------------------------------------------------------------------

Note 1
Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in Centocor, Inc.'s ("Centocor" or "the Company") audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at March 31, 1995 and December 31, 1994 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 1995 and 1994. The results of operations and the cash flows for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

Note 2
Commitments and Contingencies

     Liquidity and Capital Resources
     -------------------------------

     The Company has incurred significant operating expenses attempting to develop pharmaceutical products. The Company's product sales through 1994 were almost exclusively generated by in-vitro diagnostic products. Consequently, excluding the impact of significant contract revenues through collaborative alliances with pharmaceutical companies and financing activities, the Company has experienced substantial net cash outflows.

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products - ReoPro(TM) in January 1995 and Panorex(R) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     --------------------------------------------------------------------------

The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro(TM) and Panorex(R) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro(TM) and Panorex(R) or other product candidates will have a material adverse effect on the Company.

     The Company expects that it will need to secure significant additional funding in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional funding will be available to the Company or that the Company can obtain additional collaborations with established pharmaceutical companies and receive payments for product rights and/or the achievement of milestones under such collaborative agreements. Even if the Company obtains such funding, there can be no assurance that such funding will be sufficient to produce positive cash flows from operations.

Legal Proceedings
- -----------------

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

     In January 1993, following suspension of the Company's CHESS trial of Centoxin(TM) ("HA-1A(R)"), purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     --------------------------------------------------------------------------

certain present and former directors and/or officers of the Company and/or Tocor II, and Eli Lilly and Company ("Lilly"). The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 was filed in May 1993, based on alleged violations of securities laws and alleged breaches of common law duties. All claims against all defendants, except the Company and two of its officers/directors and a former director, were voluntarily dismissed when that Complaint was filed. In November 1994, a Corrected Consolidated Amended Class Action complaint was filed in which a number of the original plaintiffs were dropped ("the Complaint"). The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about Centoxin(TM) and the CHESS trial in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock and convertible subordinated debentures of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. The Complaint seeks compensatory damages in unspecified amounts, counsel fees, interest, costs of suit, and such other relief that the court deems appropriate. Defendants have answered the Complaint and denied all material allegations therein. Discovery is in progress. The Company believes that the allegations set forth in the Complaint are without merit and intends to vigorously defend the suit.

     In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin(TM) (HA-1A(R)). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had also filed a motion to dismiss. In September 1993, the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. As to the remaining claims, the Court conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. An agreement has been reached by all parties which, if approved by the Court, would lead to the settlement and dismissal of this action. The Company would contribute to the settlement 600,000 shares of the stock of Corvas

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     --------------------------------------------------------------------------

which it holds.

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

     The Company has been informed by PaineWebber Development Corporation ("PaineWebber"), which acted as the sales agent for the limited partnership interests in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII") and which also manages partnerships which hold limited partnership interests in CPII and CPIII, that it has retained counsel to represent the partnerships which it manages. Counsel are investigating possible claims which the limited partners may have for additional royalties in connection with the funds received by Centocor in the transactions with Lilly in July 1992 and June 1993 relating to HA-1A(R) and ReoPro(TM). PaineWebber has stated that the fact that counsel have been retained for these purposes does not constitute a representation that either partnership has a claim or that any claim will be brought.

     While it is not possible to predict accurately or determine the eventual outcome of these matters, the Company believes that the foregoing proceedings and investigations will not have a

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

      --------------------------------------------------------------------------

material adverse effect on the financial position of the Company.

Partnerships
- ------------

     The Company has licensed certain technology related to ReoPro(TM) and a certain cardiovascular imaging product to CPIII and performs research and development with respect to such technology on CPIII's behalf. CPIII holds the rights to the licensed technology and results of the research and development efforts related thereto. The Company has the option to acquire such rights through its option to purchase the limited partnership interests in CPIII. The Company's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to $15,000 per full limited partnership interest and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. The Company commenced commercial sales of ReoPro(TM) in January 1995. If the Company elects to exercise its option to purchase the limited partnership interests in CPIII, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. The Company and CPIII have formed a joint venture for the purpose of commercializing ReoPro(TM). Joint venture profits, if any, are allocated 75 percent to the Company and 25 percent to CPIII. The Company consolidates the results of the joint venture's operations and records the profits allocable to CPIII as a royalty expense, a component of cost of sales. The joint venture will terminate upon the occurrence of certain events including the exercise or expiration of the purchase option.

     The Company has entered into indemnity agreements with CPIII and the former limited partners of Centecor Cardiovascular Imaging Partners, L.P. ("CCIP") and CPII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the United States Government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

Royalties
- ---------

     The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------

Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro(TM). As discussed above, until such option is exercised, CPIII's allocable profits are reported as royalty expense. Additionally, pursuant to its agreements with Lilly, the Company may be required to make royalty payments on sales of ReoPro(TM).

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

Product Liability
- -----------------

     The testing and marketing of medical products entails an inherent risk of product liability. The Company maintains limited product liability insurance coverage. Such insurance is difficult and expensive to obtain. The Company's business may be adversely affected by a successful product liability claim in excess of its insurance coverage.

     Under various contractual agreements, the Company has agreed to indemnify third parties against certain losses, including losses arising from product liability and patent infringement claims pertaining to the Company's products.

Note 3
Collaborative Arrangements

Relationship with Lilly
- -----------------------

     Under a Sales and Distribution Agreement, the Company is principally responsible for developing and manufacturing HA-1A(R) and ReoPro(TM). Lilly is principally responsible for the marketing, sale and distribution of HA-1A(R) and ReoPro(TM).

     Under agreements with Lilly, the Company and Lilly share equally in the profits from ReoPro(TM) and the Company may be required to pay Lilly royalties on sales of ReoPro(TM). The Company may be required to make a payment to Lilly of $50 million through December 31, 1995,

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------

or decreasing amounts through December 31, 1999, in the event of any change in control of the Company or in the event of any governmental action or determination which results in the Sales and Distribution Agreement not being in full force and effect in all material respects in major jurisdictions, excluding the United States, and the subsequent termination of the Sales and Distribution Agreement by Lilly based solely on such events.

Relationship with Glaxo/Wellcome plc.
- -------------------------------------

     The Company entered into an alliance agreement with Glaxo/Wellcome plc. (previously "Wellcome plc.") for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex(R). Under the alliance agreement, the Company and Glaxo/Wellcome share revenues from the sale of the products, including Panorex(R). Centocor is principally responsible for the manufacture of Panorex(R) and for securing regulatory approvals for Panorex(R). Glaxo/Wellcome is principally responsible for the clinical development, marketing, sale and distribution of such drugs, including Panorex(R), on a worldwide basis.

Note 4
Cash Equivalents and Investments

     The Company's equity investments classified as available for sale are carried at the lower of estimated fair value or adjusted cost. The Company's investments in U.S. treasury securities and corporate bonds which the Company has the ability and intent to hold to maturity are carried at amortized cost.

     At March 31, 1995, securities classified as available for sale and held to maturity are summarized below (in thousands):

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------



                                              Estimated   Estimated
                                    Adjusted  Unrealized  Unrealized   Carrying
                                      Cost      Gains      Losses       Value
                                      ----      -----      ------       -----

Investments available for sale:
 Equity securities                 $  3,001    $    -       $(167)    $  2,834
                                      =====     ======       ====       ======


                                             Estimated   Estimated
                                   Carrying Unrealized  Unrealized        Fair
                                      Value      Gains      Losses       Value
                                      -----      -----      ------       -----
Investments held to maturity:
 Securities and obligations of
  the U.S. Treasury and other
  U.S. government agencies         $103,447   $    128       $(294)   $103,281
 Certificates of deposit             29,012          -           -      29,012
 Corporate bonds and
  commercial paper                   35,813         13         (60)     35,766
                                    -------    -------      ------     -------
                                   $168,272   $    141       $(354)   $168,059
                                    =======    =======      ======     =======


 At March 31, 1995, these securities were classified as follows (in thousands):

Cash equivalents                   $ 15,584
Short-term investments              146,858
Long-term investments                 8,664
                                 ----------
                                   $171,106
                                 ==========

     The Company has agreed to maintain investments of $27,700,000 as of March 31, 1995 at certain banks as collateral for loans from those banks. See Note 6.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------

Note 5
Inventory

     Inventory consists of the following (in thousands):

                                  March 31,  December 31,
                                    1995         1994
                                   --------   -----------

               Raw materials        $ 6,120       $ 3,564
               Work in process       12,352         8,973
               Finished goods         2,657         4,145
                                    -------       -------
                                    $21,129       $16,682
                                    =======       =======

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
Debt

     Notes Payable

     Notes payable at March 31, 1995 and December 31, 1994 consists of $7,792,000 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 5.57 percent per annum at March 31, 1995, payable in Dutch guilders no later than September 28, 1995. These borrowings are secured by investments at the lending bank of $7,700,000 (see "Loan Covenants").

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
- -------------------------------------------------------------------------------

     Long-term debt

     Long-term debt consists of the following (in thousands):

                                         March 31,   December 31,
                                            1995         1994
                                         ----------  -------------

7-1/4 percent Notes                       $106,640       $106,640
6-3/4 percent Debentures                   125,000        125,000
Mortgage Debt                               16,718         15,941
Long-term Note                              11,572         10,241
                                          --------       --------
                                           259,930        257,822
Current Portion                            (28,290)       (26,182)
                                          --------       --------
                                          $231,640       $231,640
                                          ========       ========

     7-1/4 Percent Notes

     On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at March 31, 1995 of $36,082,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 104 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of the 7-1/4 percent Notes in certain limited circumstances, including a change in control of the Company.

     6-3/4 Percent Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at March 31, 1995 of $36,082,000 and all future senior indebtedness of the Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


up to 104 percent of the principal amount of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures in certain limited circumstances, including a change in control of the Company.

     Mortgage Debt

     Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company has such a loan outstanding with a balance of approximately $6,442,000 at March 31, 1995 which bears interest at an annual rate of 10 percent through its maturity date of May 1, 1995. A Netherlands loan, with an outstanding balance of approximately $6,218,000 at March 31, 1995, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At March 31, 1995, both of these loans are classified as short-term (see "Loan Covenants").

     Long-term Note

     The Company borrowed $11,572,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At March 31, 1995, this loan is classified as short-term (see "Loan Covenants").

     Loan Covenants

     Agreements covering $21,847,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintains certain investments at the lending bank, which at March 31, 1995 totaled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $21,847,000 of debt as short-term. Additionally, $7,792,000 of the Company's short-term debt is secured by investments at the lending bank of $7,700,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
- -------------------------------------------------------------------------------

Note 7
Contract Revenues

     Lilly Related
     -------------

     Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $3,000,000 and $3,500,000 for the three months ended March 31, 1995 and 1994, respectively, related to ReoPro(TM) milestones. Lilly may make certain future payments based on the achievement of certain milestones related to ReoPro(TM).

     Related Party Research & Development
     ------------------------------------

     For the three months ended March 31, 1994, the Company conducted research and development under a contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. See Note 8 for a discussion of an exchange offer which resulted in the termination of the research and development contract and services agreement.

     For the three months ended March 31, 1994, revenues related to the Tocor II research program were $1,652,000. Expenses incurred, including general and administrative expenses for the three months ended March 31, 1994 were $1,915,000.

Note 8
Charge for Acquired Research and Development

     In February 1994, the Company initiated the exchange offer pursuant to which the Company offered to exchange 3.2 shares of its Common Stock for each of the 2,250,000 outstanding Tocor II Units tendered. Each Unit consisted of one share of callable common stock of Tocor II, one callable warrant to purchase one share of Centocor Common Stock and one Series T warrant to purchase one share of Centocor Common Stock (the "Warrants"). The exchange offer expired at the close of business on March 11, 1994, at which time the Company accepted all of the 94 percent of the Tocor II Units tendered in exchange for approximately 6,793,000 shares of its Common Stock, thereby increasing shareholders equity by $81,607,000. The transaction was accounted for as a purchase and the Company allocated the excess of the consideration paid over the net assets of Tocor II to the value of the acquired research and development. The Company recorded a charge to earnings in the first quarter of 1994 of $36,966,000 representing principally the cost allocated to the acquired research and development. In connection with the transaction, the Company acquired $50,124,000 of cash and short-term investments and warrants with a value of $8,492,000 which were retired. The unaudited comparative statement of operations data excluding the charge for acquired research and development, assuming the exchange offer was consummated as of January 1, 1993, would have been as follows (in thousands except per share amounts):

     Statements of                    For the three months ended
     Operations Data                      March 31, 1994
     ---------------                      --------------
     Revenues                                $ 13,621
     Loss                                    $(14,942)
     Loss per share                          $  (0.29)

     Effective March 30, 1994, each remaining share of Tocor II callable Common Stock ("Tocor II Shares") was converted into 2.88 shares of the Company's Common Stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger, holders of Tocor II Shares at the time of the merger were required to surrender the certificates representing Tocor II Shares to an exchange agent in exchange for certificates representing Common Stock of the Company. Through March 31, 1995, stock certificates representing 221,000 shares of the Company's Common Stock had been delivered by the exchange agent in connection with the merger. If all of the remaining Tocor II Shares are surrendered to the exchange agent, stock certificates representing an additional 146,000 shares of the Company's Common Stock will be delivered. Shares of the Company's Common Stock into which the Tocor II Shares were converted by the merger are not classified as issued and outstanding until the delivery by the exchange agent of the stock certificate representing such shares. Warrants not tendered as part of Units in the exchange offer remain outstanding.

Note 9
Income Taxes

     The Company recorded a charge for acquired research and development of $36,966,000 in 1994, which was not deductible for U.S. tax purposes. At March 31, 1995, the tax effect of the Company's net tax loss carryforward was $176,691,000 with expiration dates ranging from 2005 to 2010. Additionally, at March 31, 1995, the Company had research and development tax credits and other tax credits of $5,424,000 substantially all with expiration dates ranging from 1999 to 2008.

     Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at March 31, 1995.

Note 10
Supplemental Information on Cash Flows

     Interest paid for the three months ended March 31, 1995 and 1994 was $4,657,000 and $4,831,000, respectively.

     Income tax payments for the three months ended March 31, 1995 were $9,000. No income tax payments were made for the three months ended March 31, 1994.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------

     Cash used for the purchases of investments as well as the cash received upon the maturities and sales of investments were as follows (in thousands):

     Three months ended March 31,       1995       1994
                                     ----------  ---------

     Purchases                        $(76,602)  $(22,786)
     Maturities and sales               26,300     28,320
                                      --------   --------
                                      $(50,302)  $  5,534
                                      ========   ========

     During the first quarter of 1994, the Company acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 8.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating expenses attempting to develop pharmaceutical products. The Company's product sales through 1994 were almost exclusively generated by in-vitro diagnostic products. Consequently, excluding the impact of significant contract revenues through collaborative alliances with pharmaceutical companies and financing activities, the Company has experienced substantial net cash outflows.

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products - ReoPro(TM) in January 1995 and Panorex(R) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro(TM) and Panorex(R) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro(TM) and Panorex(R) or other product candidates will have a material adverse effect on the Company.

     The Company expects that it will need to secure significant additional funding in the future from collaborative arrangements with pharmaceutical companies or from the capital markets until significant and sustained levels of pharmaceutical sales are achieved. There can be no assurance that significant additional funding will be available to the Company or that the Company can obtain additional collaborations with established pharmaceutical companies and receive payments for product rights and/or the achievement of milestones under such collaborative agreements. Even if the Company obtains such funding, there can be no assurance that such funding will be sufficient to produce positive cash flows from operations.

     At March 31, 1995, the Company had cash, cash equivalents, and investments of $181,944,000 including equity investments of $2,834,000. For the three months ended March 31, 1995, the Company had negative cash flows from operations of $15,996,000. The Company's total cash flows for the three months ended March 31, 1995 included the receipt of $12,100,000 from the exercise of warrants to purchase shares of the Company's Common Stock. The extent and timing of future warrant exercises, if any, are primarily dependent upon the market

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants. The Company's total cash, cash equivalents and investments decreased by $2,563,000 from December 31, 1994 principally as a result of cash used for operations and purchases of fixed assets partially offset by cash received from the exercise of warrants as discussed above.

     Agreements covering $21,847,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at March 31, 1995 totaled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $21,847,000 of debt as short-term. Additionally, $7,792,000 of the Company's short-term debt is secured by investments at the
lending bank of $7,700,000.   If cash flows continue to be negative, the
Company's ability to service its debt may be impaired.

     See Note 2 to the Company's Consolidated Financial Statements" for a discussion of litigation and other factors that may affect the Company's future liquidity and capital resources.

ASSETS

     The decrease in the aggregate amount of cash and investments at March 31, 1995 as compared to December 31, 1994 is discussed under Liquidity and Capital Resources. The increase in the Company's inventory balance at March 31, 1995 as compared to December 31, 1994 is primarily due to the production of ReoPro(TM) and Panorex(R) inventories.

     Accounts and contracts receivable at March 31, 1995 increased as compared to December 31, 1994 principally as a result of commercial sales of ReoPro(TM) commencing in January 1995, and Panorex(R) commencing in February 1995.

     Gross fixed assets at March 31, 1995 increased as compared to December 31, 1994 principally due to the investment of $1,654,000 for the purchase of fixed assets in addition to the impact of foreign exchange rates on fixed assets denominated in foreign currencies. At the Company's present level of operations, the Company currently maintains idle facilities and equipment in Malvern. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity at March 31, 1995 increased as compared to December 31, 1994 principally as a result of the proceeds from the exercise of options and warrants partially offset by the Company's loss for the three months ended March 31, 1995. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

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

Results of Operations

GENERAL

     Product sales have not produced sufficient revenues to cover the Company's operating expenses. The Company has incurred significant operating expenses attempting to develop products and has incurred significant special charges. Consequently, the Company has experienced substantial operating losses. With new product approvals, the Company will focus on increasing sales and has established a goal of achieving profitability in 1995. For the Company to become profitable, the following objectives must be achieved: early and strong market acceptance for both ReoPro(TM) and Panorex(R); growth in the Company's diagnostic product sales; establishment of a long-term strategic alliance for CenTNF(TM); and management of the Company's internal cost structure. There can be no assurance that the Company can achieve these objectives. If the Company does not achieve these objectives, the Company's goal of profitability will not be attained in 1995, and the Company will incur an operating loss.

REVENUES

     The increase in sales for the three months ended March 31, 1995 as compared to March 31, 1994 is principally due to the commencement of commercial sales of two pharmaceutical products -- ReoPro(TM) in January 1995 and Panorex(R) in February 1995. ReoPro(TM) sales for the period ended March 31, 1995 were $7,900,000. Panorex(R) sales were $1,300,000 for the period ended March 31, 1995. Diagnostic product sales were $10,100,000 for the three months ended March 31, 1995 as compared to 9,800,000 for the three months ended March 31, 1994.
The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors, including but not limited to the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace.

     Contract revenues for the three months ended March 31, 1995 include $3,000,000 recognized

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

pursuant to the Company's agreements with Lilly, as compared to $3,500,000 for the three months ended March 31, 1994. Contract revenues for the three months ended March 31, 1994 include $1,652,000 recognized pursuant to the Company's agreement with Tocor II. As a result of the exchange offer which is more fully described in Note 8 to the Company's Consolidated Financial Statements, the revenues under the Tocor II research program terminated in 1994. Contract revenues for the three months ended March 31, 1995 include government subsidy revenue of $1,600,000 which relates to the completion of certain manufacturing requirements.

     The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the achievement of milestones under current arrangements.

COSTS AND EXPENSES

     Cost of sales increased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 due to the initiation of sales of ReoPro(TM) and Panorex(R) in the first quarter of 1995. As further described in Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales. The Company expects an increase in cost of sales in 1995 as compared to 1994, dependent upon the level of sales increase in 1995.

     Research and development expenses decreased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 due principally to a higher allocation of costs to manufacturing activities related to ReoPro(TM) and Panorex(R) production. The Company expects an increased level of clinical trial expenses in 1995 as compared to 1994, although the level of total research and development expenses in 1995 is expected to be lower than in 1994. This decrease is expected to occur as a result of a higher allocation of costs to manufacturing activities related to ReoPro(TM) and Panorex(R) production. These costs were previously charged to research and development expenses in prior periods.

     Marketing, general and administrative expenses for the three months ended March 31, 1995 increased as compared to March 31, 1994 due principally to increases in facilities, insurance and market development expenses. The Company expects the levels of marketing, general and administrative expenses to increase in 1995 as compared to 1994.

OTHER INCOME AND EXPENSES

     Interest income increased for the three months ended March 31, 1995 as compared to the year earlier period due principally to an increase in interest rates on investments and an increase in the Company's average cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates obtained on such investments.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

PER SHARE CALCULATIONS

     At March 31, 1995, approximately 5,661,221 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the weighted average number of shares outstanding in calculating per share data. The effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Convertible Subordinated Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Convertible Subordinated Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

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

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              None.

         (B)  Reports on Form 8-K
              -------------------

              The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended March 31, 1995:

              Date of Report                 Item Covered
              --------------                 ------------

              December 22, 1994              5, 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Centocor, Inc.
                                              (Registrant)


Date:      May 15, 1995
         -------------------
                                              /s/David P. Holveck
                                              ------------------------------
                                              David P. Holveck
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date:      May 15, 1995
         -------------------
                                              /s/Dominic J. Caruso
                                              ------------------------------
                                              Dominic J. Caruso
                                              Vice President, Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)