Form 10-Q
period 1995-06-30
CENTOCOR INC
filed 1995-08-11
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Pennsylvania                                     23-2117202
----------------------------------------           -----------------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                       Identification No.)


200 Great Valley Parkway                Malvern, Pennsylvania     19355-1307
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 610-651-6000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X     No _______
                                            -------

Shares of Common Stock outstanding at August 1, 1995 were 58,321,353.

Part I: Financial Information
-----------------------------
Item 1:  Financial Statements


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                             (Unaudited)
                                                               June 30,          December 31,
                                                                1995                1994
---------------------------------------------              ---------------     ---------------
ASSETS

Current assets:


          Cash and cash equivalents  (Notes 4 and 6)              $44,587             $78,925
          Short-term investments (Notes 4 and 6)                  109,691             102,663
          Accounts and contracts receivable                        19,424              11,842
          Interest receivable                                       1,973               1,082
          Inventory (Note 5)                                       22,152              16,682
          Prepaid expenses                                          2,141               2,722
          Other current assets                                        608               1,041
                                                           ---------------     ---------------
                                                                  200,576             214,957



Fixed assets (Note 6):
          Land and buildings                                       73,325              71,137
          Equipment, furniture, fixtures and
           improvements                                            68,441              60,671
                                                           ---------------     ---------------
                                                                  141,766             131,808
          Less accumulated depreciation                           (71,226)            (61,768)
                                                           ---------------     ---------------
                                                                   70,540              70,040

Long-term investments (Note 4)                                      8,743               2,919

Intangible and other assets                                        18,269              17,999
                                                           ---------------     ---------------

             Total assets                                        $298,128            $305,915
                                                           ===============     ===============



See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

                                                       (Unaudited)
                                                         June 30,          December 31,
                                                           1995                1994
--------------------------------------               ---------------       ------------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

          Accounts payable                                   $4,807             $6,383
          Accrued expenses                                   32,445             26,378
          Unearned revenues                                     383              1,407
          Notes payable (Note 6)                              7,792              6,897
          Current portion of
            long-term debt (Note 6)                          20,547             26,182
                                                     ---------------       ------------
                                                             65,974             67,247

Long-term debt (Note 6)                                     231,640            231,640


Other liabilities                                             1,363              1,240

Minority interest                                               849                510

Shareholders' equity (Note 2):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued             -                    -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            58,283 and 57,081 issued and
            outstanding at June 30, 1995
            and December 31, 1994, respectively                 583                571
          Additional paid-in capital                        767,460            750,175
          Deficit                                          (777,257)          (751,707)
          Unrealized gain on marketable
            securities                                          251                  -
          Cumulative foreign currency
            translation adjustments                           7,265              6,239
                                                     ---------------       ------------
                                                             (1,698)             5,278
                                                     ---------------       ------------
              Total liabilities and
                shareholders' equity                       $298,128           $305,915
                                                     ===============       ============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                     (In thousands except per share data)
                                  (Unaudited)

==========================================================================
For the three months ended June 30,          1995          1994
==========================================================================


REVENUES
 Sales                                      $17,754        $12,114
 Contracts                                    3,000          4,270
                                           --------       --------
                                             20,754         16,384

COST AND EXPENSES
 Cost of sales                                8,071          4,471
 Research and development                    17,008         16,666
 Marketing, general and administrative        7,120          6,809
                                           --------       --------
                                             32,199         27,946

OTHER INCOME (EXPENSE)
 Interest income                              2,798          1,561
 Interest expense                            (4,868)        (4,933)
 Litigation settlement (Note 2)              (3,750)             -
 Other                                          (44)          (484)
                                           ---------      ---------
                                             (5,864)        (3,856)

NET LOSS                                   ($17,309)      ($15,418)
                                           =========      =========


NET LOSS PER SHARE                           ($0.30)        ($0.30)
                                           =========      =========

Weighted number of shares
 outstanding                                 58,258         50,835
                                           =========      =========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

------------------------------------------------------------------------------------------
For the six months ended June 30,                              1995             1994
------------------------------------------------------------------------------------------

Revenues:
  Sales                                                        $37,073          $21,943
  Contracts (including related
   party revenues of $1,652
   in 1994) (Note 7)                                             7,676            9,714
                                                         --------------   --------------
                                                                44,749           31,657

Costs and expenses:
  Cost of sales                                                 16,696            8,101
  Research and development (including contract
   revenue-related expenses of $1,572 in 1994)                  30,509           31,055
  Marketing, general and administrative (including
   contract revenue-related expenses of $343
   in 1994)                                                     14,614           13,627
  Charge for acquired research and
    development (Note 8)                                             -           36,966
                                                         --------------   --------------
                                                                61,819           89,749

Other Income (expense):
  Interest income                                                5,583            2,669
  Interest expense                                              (9,832)          (9,893)
  Litigation settlement (Note 2)                                (3,750)               -
  Other                                                           (482)            (739)
                                                         --------------   --------------
                                                                (8,481)          (7,963)

Net loss                                                      ($25,551)        ($66,055)
                                                         ==============   ==============

Net loss per share                                              ($0.44)          ($1.38)
                                                         ==============   ==============
Weighted average number of shares
  outstanding                                                   58,014           47,813
                                                         ==============   ==============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

==================================================================================
For the six months ended June 30,                           1995          1994
==================================================================================

Cash flows used for operating
 activities:
  Net loss                                                 ($25,551)     ($66,055)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
    Charge for acquired research and
     development                                                  -        36,966
    Litigation reserve                                        3,750             -
    Net loss on long-term investments                         1,039         1,091
    Depreciation and amortization                             8,663         8,963
    Amortization of deferred income                          (1,657)       (1,930)
    Other                                                       338             1
    Changes in assets and liabilities:
          Accounts and contracts
           receivable                                        (7,253)        1,825
          Interest receivable                                  (859)         (728)
          Inventory                                          (4,265)       (1,484)
          Prepaid expenses                                   (1,057)         (648)
          Other current assets                                  228          (146)
          Intangible and other assets                        (1,185)         (665)
          Accounts payable                                   (1,827)       (2,988)
          Unearned revenue                                      123         1,000
          Accrued expenses and other
           liabilities                                          988        (4,407)
          Other long-term liabilities                           508           855
                                                         -----------   -----------
    Net cash used for operating
     activities                                             (28,017)       28,350

Cash flows from (used for) investing
 activities:
 Net (purchases) sales of investments                       (12,662)       18,777
 Net purchases of fixed assets                               (2,968)       (2,039)
  Acquisition of Tocor II                                         -         3,991
                                                         -----------   -----------
    Net cash from (used for) investing
     activities                                             (15,630)       20,729

Cash flows from (used for) financing
 activities:
  Net proceeds from issuance of Common
   Stock                                                     16,682         3,113
  Reduction of long-term debt and notes
   payable                                                   (7,977)       (1,344)
                                                         -----------   -----------
    Net cash from financing activities                        8,705         1,769
Effect of foreign currency translation                          604           874
                                                         -----------   -----------

Net decrease in cash and cash
 equivalents                                                (34,338)       (4,978)
Beginning cash and cash equivalents                          78,925        46,210
                                                         -----------   -----------

Ending cash and cash equivalents                            $44,587       $41,232
                                                         ===========   ===========

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

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at June 30, 1995 and December 31, 1994 and the consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and consolidated cash flows for the six months ended June 30, 1995 and 1994. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products -ReoPro
(TM) in January 1995 and Panorex(R) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
      --------------------------------------------------------------------------


the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the U.S. Food and Drug Administration ("FDA") or other regulatory approvals expanding the authorized use of ReoPro(TM) and Panorex(R) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro(TM) and Panorex(R) or other product candidates will have a material adverse effect on the Company.

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

     In January 1993, following suspension of the Company's CHESS trial of Centoxin(TM) ("HA-

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
      --------------------------------------------------------------------------


1A(R)"), purported security holders of the Company and/or Tocor II filed complaints in the United States District Court for the Eastern District of Pennsylvania against the Company, Tocor II, and certain present and former directors and/or officers of the Company and/or Tocor II, and Eli Lilly and Company ("Lilly"). The cases were consolidated pursuant to an order, and a Consolidated Class Action Complaint captioned In Re Centocor Securities Litigation II, No. 93-CV-0236 was filed in May 1993, based on alleged violations of securities laws and alleged breaches of common law duties. All claims against all defendants, except the Company and two of its officers/directors and a former director, were voluntarily dismissed when that Complaint was filed. In November 1994, a Corrected Consolidated Amended Class Action complaint was filed in which a number of the original plaintiffs were dropped ("the Complaint"). The Complaint alleges that defendants knowingly or recklessly omitted certain material facts and made false and misleading statements of material facts about Centoxin(TM) and the CHESS trial in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and also alleges violations of the common law of negligent misrepresentation. The action has been conditionally certified as a class action on behalf of persons who purchased common stock and convertible subordinated debentures of the Company from April 21, 1992 through January 15, 1993 and who were allegedly damaged thereby. An agreement has been reached by all parties which, if approved by the Court, would lead to a settlement and dismissal of this action. If the settlement is approved, all claims will be dismissed with prejudice pursuant to the appropriate order of the court. In connection with the proposed settlement, the Company recorded a charge to operations of $3,750,000 for the three and six months ended June 30, 1995.

     In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleges the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin(TM) (HA-1A(R)). The Complaint sought to proceed as a class action on behalf of all those who purchased Corvas common stock during the period from January 30, 1992 through January 15, 1993. A motion to dismiss the complaint in its entirety as to the Centocor defendants was filed in early June 1993. Corvas and its directors had also filed a motion to dismiss. In September 1993, the Court dismissed a number of plaintiff's claims including claims relating to the period after April 14, 1992 and, in effect, the claim brought against the Company under Section 10(b) of the Securities Exchange Act of 1934. As to the remaining claims, the Court conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. An agreement has been

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
      --------------------------------------------------------------------------


reached by all parties which, if approved by the Court, would lead to the settlement and dismissal of this action. The Company would contribute to the settlement 600,000 shares of the stock of Corvas which it holds.

     In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos"), in the United States District Court for the District of Maryland. The complaint alleges, principally, that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, which includes claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections. The complaint seeks declaratory relief, monetary relief in excess of $100,000,000, and requests that the Company place in escrow one-half of the amounts received by the Company pursuant to its agreements with Lilly. The complaint does not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed with leave to replead on June 22, 1993. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (I) failure of consideration, (ii) fraud in the inducement, and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery has now been resumed and trial is fixed for January 1996. The Company believes that the allegations of Velos are without merit and intends vigorously to defend the suit and to pursue its counter claims.

     In July 1995, PaineWebber Development Corporation ("PaineWebber"), a wholly-owned subsidiary of PaineWebber Group, Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII"), and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the Sales Agent. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
      --------------------------------------------------------------------------


$100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of Centoxin and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The theories of recovery are similar to those asserted by Velos in 1992, as described above. The suit by PaineWebber R&D II, L.P., was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and a wholly owned subsidiary of the Company which acts as the general partner of CPIII are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to CPIII going forward. The Company believes that these suits are without merit and intends to defend them vigorously.

     While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the financial position of the Company.

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

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
      --------------------------------------------------------------------------


records the profits allocable to CPIII as a royalty expense, a component of cost of sales. The joint venture will terminate upon the occurrence of certain events including the exercise or expiration of the purchase option.

     The Company has entered into indemnity agreements with CPIII and the former limited partners of Centocor Cardiovascular Imaging Partners, L.P. ("CCIP"), and CPII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the United States Government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

Royalties
---------

     The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro(TM). As discussed above, until such option is exercised, CPIII's allocable profits are reported as royalty expense. Additionally, pursuant to its agreements with Lilly, the Company may be required to make royalty payments on sales of ReoPro.

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

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


     Under various contractual agreements, the Company has agreed to indemnify third parties against certain losses, including losses arising from product liability and patent infringement claims pertaining to the Company's products.

Note 3
COLLABORATIVE ARRANGEMENTS

Relationship with Lilly
-----------------------

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

Relationship with Glaxo/Wellcome plc.
-------------------------------------

     The Company entered into an alliance agreement with Glaxo/Wellcome plc. (previously Wellcome plc.) for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex(R). Under the alliance agreement, the Company and Glaxo/Wellcome share revenues from the sale of the products, including Panorex(R). Centocor is principally responsible for the manufacture of Panorex(R) and for securing regulatory approvals for Panorex(R). Glaxo/Wellcome is principally responsible for the clinical development, marketing, sale and distribution of such drugs, including Panorex(R), on a worldwide basis.

Note 4
CASH EQUIVALENTS AND INVESTMENTS

     The Company's equity investments classified as available for sale are carried at estimated fair value with unrealized gains and losses recorded as a special component of stockholders' equity. The Company's investments in U.S. treasury securities and corporate bonds which the Company has the ability and intent to hold to maturity are carried at amortized cost.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


     At June 30, 1995, securities classified as available for sale and held to maturity are summarized below (in thousands):

                                                          Estimated       Estimated
                                           Adjusted      Unrealized      Unrealized       Carrying
                                               Cost           Gains          Losses          Value
                                               ----           -----          ------          -----

Investments available for sale:
     Equity securities                     $  2,936          $  251          $  -         $  3,187
                                              =====           =====           =====         ======

                                                          Estimated       Estimated
                                           Carrying      Unrealized      Unrealized           Fair
                                              Value           Gains          Losses          Value
                                              -----           -----          ------          -----
Investments held to maturity:
     Securities and obligations of
          the U.S. Treasury and other
          U.S. government agencies          $87,955           $ 164           $(263)       $87,856
     Certificates of deposit                 29,015               -                -        29,015
     Corporate bonds and
          commercial paper                   31,763              88             (11)        31,840
                                             ------              --             ----        ------
                                           $148,733           $ 252           $(274)      $148,711
                                            =======            ====            =====       =======

     At June 30, 1995, these securities were classified as follows (in thousands):

Cash equivalents                           $ 33,486
Short-term investments                      109,691
Long-term investments                         8,743
                                             ------
                                           $151,920
                                           ========

     The Company has agreed to maintain investments of $27,700,000 as of June 30, 1995 at certain banks as collateral for loans from those banks. See Note 6.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


NOTE 5
INVENTORY

     Inventory consists of the following (in thousands):

                                   June 30,       December 31,
                                     1995              1994
                                   --------         ----------

               Raw materials       $ 6,593             $ 3,564
               Work in process       8,302               8,973
               Finished goods        7,257               4,145
                                    ------               -----
                                   $22,152             $16,682
                                   =======             =======

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
DEBT

     Notes Payable

     Notes payable at June 30, 1995 and December 31, 1994 consists of $7,792,000 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 5.57 percent per annum at June 30, 1995, payable in Dutch guilders no later than September 28, 1995. These borrowings are secured by investments at the lending bank of $7,700,000 (see "Loan Covenants").

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------------


    Long-term debt

    Long-term debt consists of the following (in thousands):

                                                June 30,   December 31,
                                                  1995         1994
                                                --------   ------------

7-1/4 percent Notes                             $106,640       $106,640
6-3/4 percent Debentures                         125,000        125,000
Mortgage Debt                                      9,989         15,941
Long-term Note                                    10,558         10,241
                                                  ------       --------
                                                 252,187        257,822
Current Portion                                  (20,547)       (26,182)
                                                 -------       --------
                                                $231,640       $231,640
                                                 =======        =======

     7-1/4 Percent Notes

     On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at June 30, 1995 of $28,339,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 104 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of the 7-1/4 percent Notes under certain limited circumstances, including a change in control of the Company.

     6-3/4 Percent Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at June 30, 1995 of $28,339,000 and all future senior indebtedness of the Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


up to 104 percent of the principal amount of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures under certain limited circumstances, including a change in control of the Company.

     Mortgage Debt

     Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company had such a loan which was repaid on its maturity date of May 1, 1995 in the amount of $6,442,000. A Netherlands loan, with an outstanding balance of approximately $6,510,000 at June 30, 1995, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At June 30, 1995, this loan is classified as short-term (see "Loan Covenants").

     Long-term Note

     The Company borrowed $10,558,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At June 30, 1995, this loan is classified as short-term (see "Loan Covenants").

     Loan Covenants

     Agreements covering $20,547,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintains certain investments at the lending bank, which at June 30, 1995 totaled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,547,000 of debt as short-term. Additionally, $7,792,000 of the Company's short-term debt is secured by investments at the lending bank of $7,700,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


Note 7
CONTRACT REVENUES

     Lilly Related
     -------------

     Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $3,000,000 and $6,000,000 for the three and six months ended June 30, 1995 and $3,000,000 and $6,500,000 for the three and six months ended June 30, 1994, respectively, related to ReoPro(TM) milestones. Lilly may make certain future payments based on the achievement of certain milestones related to ReoPro(TM).

     Related Party Research & Development
     ------------------------------------

     In 1994, the Company conducted research and development under a contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. See Note 8 for a discussion of an exchange offer which resulted in the termination of the research and development contract and services agreement.

     For the six months ended June 30, 1994, revenues related to the Tocor II research program were $1,652,000. Expenses incurred, including general and administrative expenses for the six months ended June 30, 1994 were $1,915,000.

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

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


were retired. The unaudited comparative statement of operations data excluding the charge for acquired research and development, assuming the exchange offer was consummated as of January 1, 1993, would have been as follows (in thousands except per share amounts):

     Statements of        For the three months ended   For the six months ended
     Operations Data            June 30, 1994               June 30, 1994
     ---------------            -------------               -------------
     Revenues                    $ 16,384                 $ 30,005
     Loss                        $(15,418)                $(30,360)
     Loss per share              $   (.30)                $  (0.59)

     Effective March 30, 1994, each remaining share of Tocor II callable Common Stock ("Tocor II Shares") was converted into 2.88 shares of the Company's Common Stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger, holders of Tocor II Shares at the time of the merger were required to surrender the certificates representing Tocor II Shares to an exchange agent in exchange for certificates representing Common Stock of the Company. Through June 30, 1995, stock certificates representing 221,000 shares of the Company's Common Stock had been delivered by the exchange agent in connection with the merger. If all of the remaining Tocor II Shares are surrendered to the exchange agent, stock certificates representing an additional 146,000 shares of the Company's Common Stock will be delivered. Shares of the Company's Common Stock into which the Tocor II Shares were converted by the merger are not classified as issued and outstanding until the delivery by the exchange agent of the stock certificate representing such shares. Warrants not tendered as part of Units in the exchange offer remain outstanding.

Note 9
INCOME TAXES

     The Company recorded a charge for acquired research and development of $36,966,000 in 1994, which was not deductible for U.S. tax purposes. At June 30, 1995, the tax effect of the Company's net tax loss carryforward was $182,535,000 with expiration dates ranging from 2005 to 2010. Additionally, at June 30, 1995, the Company had research and development tax credits and other tax credits of $5,424,000 substantially all with expiration dates ranging from 1999 to 2008.

     Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at June 30, 1995.

Note 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     Interest paid for the six months ended June 30, 1995 and 1994 was $9,365,000 and $9,545,000, respectively.

     Income tax payments for the six months ended June 30, 1995 were $9,000. No income tax payments were made for the six months ended June 30, 1994.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------------


     Cash used for the purchases of investments as well as the cash received upon the maturities and sales of investments were as follows (in thousands):

     Six months ended June 30,            1995          1994
                                        ---------     ---------

     Purchases                          $(78,962)     $(44,590)
     Maturities and sales                 66,300        63,367
                                          ------      --------
                                        $(12,662)     $ 18,777

     During the first quarter of 1994, the Company acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 8.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


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

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products - ReoPro(TM) in January 1995 and Panorex(R) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the U.S. Food and Drug Administration ("FDA") or other regulatory approvals expanding the authorized use of ReoPro(TM) and Panorex(R) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro(TM) and Panorex(R) or other product candidates will have a material adverse effect on the Company.

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

     At June 30, 1995, the Company had cash, cash equivalents, and investments of $163,021,000 including equity investments of $3,187,000. For the six months ended June 30, 1995, the Company had negative cash flows from operations of $28,017,000. The Company's total cash flows for the six months ended June 30, 1995 included the receipt of $12,100,000 from the exercise of warrants to purchase shares of the Company's Common Stock. The extent and timing of future warrant

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants. The Company's total cash, cash equivalents and investments decreased by $21,486,000 from December 31, 1994 principally as a result of cash used for operations and purchases of fixed assets partially offset by cash received from the exercise of warrants as discussed above.

     Agreements covering $20,547,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at June 30, 1995 totaled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $20,547,000 of debt as short-term. Additionally, $7,792,000 of the Company's short-term debt is secured by investments at the
lending bank of $7,700,000.   If cash flows continue to be negative, the
Company's ability to service its debt may be impaired.

     See Note 2 to the Company's Consolidated Financial Statements for a discussion of litigation and other factors that may affect the Company's future liquidity and capital resources.

ASSETS

     The decrease in the aggregate amount of cash and investments at June 30, 1995 as compared to December 31, 1994 is discussed under Liquidity and Capital Resources.

     Accounts and contracts receivable at June 30, 1995 increased as compared to December 31, 1994 principally as a result of commercial sales of ReoPro(TM) to Lilly and sales of Panorex(R) to Glaxo/Wellcome.

     Inventory at June 30, 1995 increased as compared to December 31, 1994 due primarily to the production of ReoPro(TM), Panorex(R) and certain infectious disease diagnostic products. The Company continually evaluates the realizability of its inventories. There can be no assurance that reserves to reduce the carrying value of inventory will not be required in the future.

     Gross fixed assets at June 30, 1995 increased as compared to December 31, 1994 principally due to the investment of $2,968,000 for the purchase of fixed assets, in addition to the impact of foreign exchange rates on fixed assets denominated in foreign currencies. At the Company's present level of operations, the Company currently maintains idle facilities and equipment in Malvern. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity at June 30, 1995 decreased as compared to December 31, 1994 principally as a result of the Company's loss for the six months ended June 30, 1995 partially offset by the proceeds from the exercise of options and warrants. The extent and timing of future warrant

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     Shareholders' equity at June 30, 1995 was negative. The Company expects that shareholders' equity will decrease in future periods unless and until the Company is successful in securing additional capital from collaborative arrangements with pharmaceutical companies or the capital markets, or significant and sustained levels of pharmaceutical product sales are achieved. There can be no assurance that significant and sustained levels of pharmaceutical product sales will be achieved or that any additional capital will be available to the Company.

RESULTS OF OPERATIONS

GENERAL

     Product sales have not produced sufficient revenues to cover the Company's operating expenses. The Company has incurred significant operating expenses attempting to develop products and has incurred significant special charges. Consequently, the Company has experienced substantial operating losses. The Company established a goal of achieving profitability in 1995. To achieve profitability, the Company established the following objectives: early and strong market acceptance for both ReoPro (TM) and Panorex(R); growth in the Company's diagnostic product sales; establishment of a long-term strategic alliance for CenTNF; and management of the Company's internal cost structure. Although the Company is implementing plans to address each of these areas, it is unlikely that the Company will be profitable in 1995.

REVENUES

     The increase in sales for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is principally due to the commencement of commercial sales of two pharmaceutical products - ReoPro
(TM) in January 1995 and Panorex(R) in February 1995. The Company is highly dependent upon the ability of its marketing partners to develop and expand markets for both ReoPro (TM) and Panorex(R). ReoPro sales to Lilly for the three and six months ended June 30, 1995 were $7,900,000 and $12,400,000, respectively. The Company expects that ReoPro sales to Lilly in the second half of 1995 will be lower than the level of sales in the first half of 1995 primarily due to the levels of inventories maintained by Lilly. Panorex(R) sales to Glaxo/Wellcome for the three and six months ended June 30, 1995 were $1,300,000 and $3,000,000, respectively. The Company expects that Panorex(R) sales to Glaxo/Wellcome in the second half of 1995 will be at about the same level as the level of sales in the first half of 1995.

     Diagnostic product sales for the three and six months ended June 30, 1995 were $10,100,000 and $21,500,000 as compared to $9,800,000 and $21,900,000 for the three and six months ended June 30, 1994, respectively. The decrease in sales for the six months ended June 30, 1995 as compared to the same period in 1994 is primarily related to reduced imaging and infectious disease product sales partially offset by an increase in sales within the oncology product line. The Company expects that Diagnostic product sales in the second half of 1995 will be at about the same level as the level of sales for the first half of 1995.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


     The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors, including but not limited to the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace.

     Contract revenues for the three and six months ended June 30, 1995 include $3,000,000 and $6,000,000 recognized pursuant to the Company's agreements with Lilly, as compared to $3,000,000 and $6,500,000 for the three and six months ended June 30, 1994. Contract revenues for the three and six months ended June 30, 1994 include $1,652,000 recognized pursuant to the Company's agreement with Tocor II. As a result of the exchange offer which is more fully described in
Note 8 to the Company's Consolidated Financial Statements, the revenues under the Tocor II research program terminated in 1994. Contract revenues for the three and six months ended June 30, 1995 include government subsidy revenue of $1,600,000 which relates to the completion of certain manufacturing requirements.

     The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the achievement of milestones under current arrangements.

COSTS AND EXPENSES

     Cost of sales increased for the three and six months ended June 30, 1995 as compared to the corresponding periods of 1994 due to the initiation of sales of ReoPro (TM) and Panorex(R) in the first quarter of 1995. As further described in
Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales. The Company expects an increase in cost of sales in 1995 as compared to 1994, dependent upon the level of sales increase in 1995.

     Research and development expenses for the three and six months ended June 30, 1995 were $17,008,000 and $30,509,000 as compared to $16,666,000 and
$31,055,000 for the three and six months ended June 30, 1994, respectively. Research and development expenses decreased for the six months ended June
30, 1995 as compared to the corresponding period of 1994 due principally to a higher allocation of costs to manufacturing activities related to ReoPro (TM) and Panorex(R) production. The Company expects an increased level of clinical trial expenses in 1995 as compared to 1994, although the level of total research and development expenses in 1995 is expected to be lower than in 1994. This decrease is expected to occur as a result of a higher allocation of costs to manufacturing activities related to ReoPro (TM) and Panorex(R) production. These costs were previously charged to research and development expenses in prior periods. The increase in clinical trial expenses expected in 1995 relate to obtaining regulatory approvals for additional indications of pharmaceutical products and further develop other pharmaceutical and diagnostic product opportunities.

     Marketing, general and administrative expenses for the three and six months ended June 30, 1995 increased as compared to the corresponding period of 1994 due principally to increases in facilities, insurance and market development expenses. The Company expects the levels of marketing, general and administrative expenses to increase in 1995 as compared to 1994.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


OTHER INCOME AND EXPENSES

     Interest income increased for the six months ended June 30, 1995 as compared to the year earlier period due principally to an increase in interest rates on investments and an increase in the Company's average cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates obtained on such investments.

     The Company recorded a charge to operations of $3,750,000 for the three and six months ended June 30, 1995 relating to litigation. See Note 2 to the Company's Consolidated Financial Statements for a discussion of commitments and contingencies.

PER SHARE CALCULATIONS

     At June 30, 1995, approximately 5,964,312 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the weighted average number of shares outstanding in calculating per share data. The effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Convertible Subordinated Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Convertible Subordinated Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

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

Item 4:   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders was held on May 17, 1995 at the Company's principal office at 200 Great Valley Parkway, Malvern, Pennsylvania.

          (b) Two matters were voted upon at the meeting. With respect to the election of directors for a term of one year expiring on the date of the 1996 annual meeting of shareholders, each nominee was elected with the following vote:

                                           Total Vote for    Total Vote Withheld
                                           Each Director     From Each Director
                                           -------------     ------------------
               Anthony B. Evnin               45,686,297                722,425
               William F. Hamilton            45,688,796                719,926
               David P. Holveck               45,602,604                806,118
               Antonie T. Knoppers            45,676,867                731,855
               Ronald A. Matricaria           45,647,732                760,990
               Hubert J.P. Schoemaker         45,598,763                809,959
               Richard D. Spizzirri           45,637,406                771,316
               Lawrence Steinman              45,594,280                814,442
               Jean C. Tempel                 45,688,600                720,122

               A proposal to amend the Company's 1989 Non-Employee Directors' Non-Qualified Stock Option Plan to increase by 400,000 the number of shares for which options may be granted pursuant to the plan passed with the following vote:

               For:                           37,346,366
               Against:                        8,006,814
               Abstain:                          281,703
               Broker Non-Votes:                 773,839

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------
               None.

          (b)  Reports on Form 8-K
               -------------------
               The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended June 30, 1995:

               Date of Report                        Item Covered
               --------------                         ------------
               July 12, 1995                          5, 7

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Centocor, Inc.
                                           (Registrant)


Date:     August 11, 1995                  /s/David P. Holveck
          ---------------                  ------------------------------
                                           David P. Holveck
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:     August 11, 1995                  /s/Dominic J. Caruso
          ---------------                  ------------------------------
                                           Dominic J. Caruso
                                           Vice President, Finance
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)