Form 10-Q
period 1995-09-30
CENTOCOR INC
filed 1995-11-14
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Pennsylvania                                       23-2117202
---------------------------------------           ------------------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                     Identification No.)


200 Great Valley Parkway           Malvern, Pennsylvania          19355-1307
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

Shares of Common Stock outstanding at November 1, 1995 were 58,368,088.

PART I: FINANCIAL INFORMATION
-----------------------------
ITEM 1:  FINANCIAL STATEMENTS


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                        (Unaudited)
                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            1995              1994
------------------------------------                   --------------    ---------------
ASSETS

CURRENT ASSETS:

         Cash and cash equivalents (Notes 4 and 6)           $39,182            $78,925
         Short-term investments (Notes 4 and 6)               86,691            102,663
         Accounts and contracts receivable                    15,529             11,842
         Interest receivable                                   2,459              1,082
         Inventory (Note 5)                                   21,823             16,682
         Prepaid expenses                                      1,464              2,722
         Other current assets                                    606              1,041
                                                       --------------    ---------------
                                                             167,754            214,957

FIXED ASSETS (NOTE 6):
         Land and buildings                                   72,953             71,137
         Equipment, furniture, fixtures and
            improvements                                      67,798             60,671
                                                       --------------    ---------------
                                                             140,751            131,808
         Less accumulated depreciation                       (72,259)           (61,768)
                                                       --------------    ---------------
                                                              68,492             70,040

LONG-TERM INVESTMENTS (NOTE 4)                                26,105              2,919

INTANGIBLE AND OTHER ASSETS                                   17,721             17,999
                                                       --------------    ---------------

             TOTAL ASSETS                                   $280,072           $305,915
                                                       ==============    ===============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (IN THOUSANDS)

                                                    (UNAUDITED)
                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1995               1994
-----------------------------------               --------------     -------------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
          Accounts payable                                $3,529           $6,383
          Accrued expenses                                27,842           26,378
          Unearned revenues                                  156            1,407
          Notes payable (Note 6)                           7,500            6,897
          Current portion of
            long-term debt (Note 6)                       19,553           26,182
                                                     -----------       ----------
                                                          58,580           67,247

Long-term debt (Note 6)                                  231,640          231,640


Other liabilities                                          1,321            1,240

Minority interest                                            631              510

Shareholders' equity (Note 2):
     Preferred Stock, $.01 par value,
       10,000 shares authorized, none issued               -                -
     Common Stock, $.01 par value,
       100,000 shares authorized and
       58,364 and 57,081 issued and
       outstanding at September 30, 1995
       and December 31, 1994 respectively                    583              571
     Additional paid-in capital                          768,504          750,175
     Deficit                                            (789,413)        (751,707)
     Unrealized gain on marketable
       securities                                          1,590                -
     Cumulative foreign currency
       translation adjustments                             6,636            6,239
                                                     -----------       ----------
                                                         (12,100)           5,278
                                                     -----------       ----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                            $280,072         $305,915
                                                     ===========       ==========

See accompanying Notes to Consolidated Financial Statements.

                      CENTOCOR, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE DATA)
                               (UNAUDITED)

 ---------------------------------------------------------------------------------
 For the three months ended September 30,             1995              1994
 ---------------------------------------------------------------------------------
 REVENUES:
   Sales                                              $15,860            $9,319
   Contracts                                            3,295             3,608

                                                  -----------       -----------
                                                       19,155            12,927
 COSTS AND EXPENSES:
   Cost of sales                                        7,271             3,652
   Research and development                            18,376            15,701
   Marketing, general and administrative                7,643             7,159

                                                   -----------       -----------

                                                       33,290            26,512
 OTHER INCOME (EXPENSE):
   Interest income                                      2,425             1,584
   Interest expense                                    (2,592)           (4,974)
   Other                                                2,147              (604)
                                                   -----------        -----------
                                                        1,980            (3,994)


 NET LOSS                                            ($12,155)         ($17,579)
                                                   ===========       ===========


 NET LOSS PER SHARE                                    ($0.21)           ($0.34)
                                                   ===========       ===========

 Weighted average number of shares
   outstanding                                         58,347            51,111
                                                   ===========       ===========

 See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


------------------------------------------------------------------------------
For the nine months ended September 30,              1995              1994
------------------------------------------------------------------------------
REVENUES:
  Sales                                              $52,933           $31,261
  Contracts (including related
    party revenues of $1,652
    in 1994)  (Note 7)                                10,971            13,322

                                                  -----------       -----------
                                                      63,904            44,583
COSTS AND EXPENSES:
  Cost of sales                                       23,996            11,753
  Research and development (including contract
    revenue-related expenses of $1,572 in 1994)       48,885            46,754
  Marketing, general and administrative (including
    contract revenue-related expenses of $343
    in 1994)                                          22,228            20,787
  Charge for acquired research and
    development (Note 8)                                   -            36,966

                                                  -----------       -----------
                                                      95,109           116,260
OTHER INCOME (EXPENSE):
  Interest income                                      8,008             4,252
  Interest expense                                   (12,424)          (14,867)
  Litigation settlement (Note 2)                      (3,750)                -
  Other                                                1,665            (1,342)
                                                  -----------       -----------
                                                      (6,501)          (11,957)


NET LOSS                                            ($37,706)         ($83,634)
                                                  ===========       ===========


NET LOSS PER SHARE                                    ($0.65)           ($1.71)
                                                  ===========       ===========

Weighted average number of shares
  outstanding                                         58,125            48,931
                                                  ===========       ===========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

---------------------------------------------------------------------------------------------
For the nine months ended September 30,                             1995              1994
---------------------------------------------------------------------------------------------
Cash flows used for operating activities:
  Net loss                                                         ($37,706)         ($83,634)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
     Charge for acquired research and development                         0            36,966
     Net (gain) loss on long-term investments                          (919)            1,793
     Depreciation and amortization                                   12,628            13,852
     Amortization of deferred income                                 (1,657)           (2,148)
     Other                                                              121                 3
     Changes in assets and liabilities:
           Accounts and contracts receivable                         (3,729)            3,263
           Interest receceivable                                     (1,359)             (484)
           Inventory                                                 (4,681)           (3,379)
           Prepaid expenses                                          (1,362)             (355)
           Other current assets                                         186              (128)
           Intangible and other assets                               (1,380)           (1,478)
           Accounts payable                                          (2,998)           (1,875)
           Unearned revenue                                              81             1,000
           Accrued expenses and other liabilities                      (386)           (2,891)
           Other long-term liabilities                                  283               901
                                                                 ----------         ---------
    Net cash used for operating activities                          (42,878)          (38,594)
Cash flows from (used for) investing activities:
  Net (purchases) sales of investments                               (2,493)           35,610
  Net purchases of fixed assets                                      (3,668)           (3,434)
  Acquisition of Tocor II                                                 -             3,991
                                                                 ----------         ---------
    Net cash from (used for) investing activities                    (6,161)           36,167
Cash flows from financing activities:
  Net proceeds from issuance of Common Stock                         17,003             4,536
  Reduction of long-term debt and notes payable                      (8,041)           (1,631)
                                                                 ----------         ---------
    Net cash from financing activities                                8,962             2,905
Effect of foreign currency translation                                  334               679
                                                                 ----------         ---------
Net (decrease) increase in cash and cash equivalents                (39,743)            1,157
Beginning cash and cash equivalents                                  78,925            46,210
                                                                 ----------         ---------
Ending cash and cash equivalents                                   $ 39,182           $47,367
                                                                 ==========         =========

See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
   _________________________________________________________________________

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

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at September 30, 1995 and December 31, 1994 and the consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and consolidated cash flows for the nine months ended September 30, 1995 and 1994. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products - ReoPro/TM/ in January 1995 and Panorex(R) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products, and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the U.S. Food and Drug Administration ("FDA") or other regulatory approvals expanding the authorized use of ReoPro/TM/ and Panorex(R) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro/TM/ and Panorex(R) or other product candidates will have a material adverse effect on the Company.

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

Legal Proceedings
-----------------

     On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor, Inc., and Tocor II, Inc. ("Tocor II") was filed in the Court of Common Pleas of the Commonwealth of Pennsylvania, in and for Chester County. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. No injunction was, in fact, sought, and the exchange offer was made and consummated. A motion for class certification is pending. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend the suit.

     In January 1993, following suspension of the Company's CHESS trial of Centoxin/TM/ (HA-1A(R)), shareholder class action litigation was instituted in the United States District Court for the Eastern District of Pennsylvania against the Company and others alleging that defendants knowingly

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

or recklessly omitted certain material facts and made false and misleading statements of material facts about Centoxin/TM/ and the CHESS trial in violation of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10-b-5 thereunder, and also alleging violations of the common law of negligent misrepresentation. In June 1995, an agreement of settlement was reached. At a hearing on October 11, 1995, the Court approved the settlement as fair, reasonable and adequate to the class, which consisted of persons who purchased common stock and convertible subordinated debentures of the Company from April 21, 1992 through January 15, 1993. In connection with the settlement, the Company recorded a charge to operations of $3,750,000 for the nine months ended September 30, 1995.

     In May 1993, the Company was served with a complaint filed earlier in the United States District Court for the Southern District of California at San Diego. The plaintiff, who allegedly had purchased shares of Corvas International, Inc. ("Corvas") in its initial public offering on January 30, 1992, brought suit against Corvas and certain of its directors, the Company, and one of the Company's directors and a former director (the "Centocor defendants"), on behalf of similarly situated investors. The complaint alleged the defendants violated the federal securities laws by disclosing to Corvas' investors that Centocor and Corvas had entered into a "strategic alliance" to develop one of Corvas' products, but failing to disclose that the Company allegedly would not be able to perform on that agreement because of events relating to Centoxin/TM/ (HA-1A(R)). As to the claims remaining following rulings on motions to dismiss filed by defendants, the Court conditionally certified a class of all purchasers of Corvas common stock during the period January 30, 1992 through April 14, 1992. After a hearing held on August 28, 1995, the Court approved a settlement of the action as fair, reasonable and adequate to the class. The Company contributed to the settlement 600,000 shares of the stock of Corvas which it held. Given its reduced investment in Corvas, Centocor can no longer be deemed to be a control person with regard to Corvas. Moreover, Centocor's relationship with Corvas is not in the nature of a strategic alliance. Centocor remains a licensee of Corvas with respect to Corvas' antibody product known as Corsevin M.

     In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos"), in the United States District Court for the District of Maryland. The complaint alleges, principally, that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, which includes claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections. The complaint seeks declaratory relief, monetary relief in excess of $100,000,000, and requests that the Company place in escrow one-half of the amounts received by the Company pursuant to its agreements with Lilly. The complaint does not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed with leave to replead on

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

June 22, 1993. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement, and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery is in progress and trial is fixed for June 1996. The Company has moved for partial summary judgment with respect to the plaintiff's claim that under its license agreement, Lilly is allegedly a sublicense of Centocor, thereby purportedly entitling plaintiff to a significant part of the funds paid by Lilly to Centocor. The Company believes that the allegations of Velos are without merit and intends vigorously to defend the suit and to pursue its counterclaims.

     In July 1995, PaineWebber Development Corporation ("PaineWebber"), a wholly-owned subsidiary of Paine Webber Group, Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII"), and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the Sales Agent. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of Centoxin and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The theories of recovery are similar to those asserted by Velos in 1992, as described above. The Company has moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum. The suit by PaineWebber R&D II, L.P., was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and a wholly owned subsidiary of the Company which acts as the general partner of CPIII are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

from ReoPro to CPIII going forward. The Company answered the complaint in the Delaware action and filed a cross claim against nominal defendant CPIII and a third-party complaint against Paine Webber Group, Inc. and PaineWebber Development Corporation. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by a limited partner, John E. Abdo, against the Company, Centocor Development Corporation III and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law
        ----------
fraud, and conspiracy and aiding and abetting. The Company believes that these suits are without merit and intends to defend them vigorously.

     While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the financial position of the Company.

Partnerships
------------

     The Company has licensed certain technology related to ReoPro/TM/ and a certain cardiovascular imaging product to CPIII and performs research and development with respect to such technology on CPIII's behalf. CPIII holds the rights to the licensed technology and results of the research and development efforts related thereto. The Company has the option to acquire such rights through its option to purchase the limited partnership interests in CPIII. The Company's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to $15,000 per full limited partnership interest and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. The Company commenced commercial sales of ReoPro/TM/ in January 1995. If the Company elects to exercise its option to purchase the limited partnership interests in CPIII, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. The Company and CPIII have formed a joint venture for the purpose of commercializing ReoPro/TM/. Joint venture profits, if any, are allocated 75 percent to the Company and 25 percent to CPIII. The Company consolidates the results of the joint venture's operations and records the profits allocable to CPIII as a royalty expense, a component of cost of sales. The joint venture will terminate upon the occurrence of certain events including the exercise or expiration of the purchase option.

     The Company has entered into indemnity agreements with CPIII and the former limited

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

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

Royalties
---------

     The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro/TM/. As discussed above, until such option is exercised, CPIII's allocable profits are reported as royalty expense. Additionally, pursuant to its agreements with Lilly, the Company may be required to make royalty payments on sales of ReoPro/TM/.

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

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

Note 3
COLLABORATIVE ARRANGEMENTS

Relationship with Lilly
-----------------------

     Under a Sales and Distribution Agreement, the Company is principally responsible for developing and manufacturing HA-1A(R) and ReoPro/TM/. Lilly is principally responsible for the marketing, sale and distribution of HA-1A(R) and ReoPro/TM/.

     Under agreements with Lilly, the Company and Lilly share equally in the profits from ReoPro/TM/ and the Company may be required to pay Lilly royalties on sales of ReoPro/TM/. The Company may be required to make a payment to Lilly of $50 million through December 31, 1995, or decreasing amounts through December 31, 1999, in the event of any change in control of the Company or in the event of any governmental action or determination which results in the Sales and Distribution Agreement not being in full force and effect in all material respects in major jurisdictions, excluding the United States, and the subsequent termination of the Sales and Distribution Agreement by Lilly based solely on such events.

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

Note 4
CASH EQUIVALENTS AND INVESTMENTS

     The Company's equity investments classified as available for sale are carried at estimated fair value with unrealized gains and losses recorded as a component of stockholders' equity. The Company's other investments which the Company has the ability and intent to hold to maturity are carried at amortized cost.

     At September 30, 1995, securities classified as available for sale and held to maturity are summarized below (in thousands):

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

                                                                         Estimated
                                                      Adjusted           Unrealized    Carrying
                                                          Cost        Gains       (Losses)     Value
                                                          ----        -----        ------      -----

Investments available for sale:
 Equity securities                                     $ 4,550      $ 1,590      $      -    $ 6,140
                                                         =====        =====       ========     =====

                                                                          Estimated
                                                       Carrying           Unrealized             Fair
                                                          Value       Gains       (Losses)      Value
                                                          -----       -----        ------       -----
Investments held to maturity:
 Securities and obligations of
  the U.S. Treasury and other
  U.S. government agencies                             $ 82,909     $   111      $    (41)   $ 82,979
 Certificates of deposit                                 28,615           -             -      28,615
 Corporate bonds and
  commercial paper                                       23,245          69            (4)     23,310
                                                         ------          --            ---     ------
                                                       $134,769     $   180      $    (45)   $134,904
                                                        =======         ---          -----    -------

      At September 30, 1995, these securities were classified as follows
                                (in thousands):

Cash equivalents                                       $ 28,113
Short-term investments                                   86,691
Long-term investments                                    26,105
                                                        -------
                                                       $140,909
                                                        -------

     The Company has agreed to maintain investments of $27,300,000 as of September 30, 1995 at certain banks as collateral for loans from those banks. See Note 6.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

Note 5
INVENTORY

     Inventory consists of the following (in thousands):

                                        September 30,  December 31,
                                             1995          1994
                                        -------------  ------------

                     Raw materials            $ 5,542       $ 3,564
                     Work in process           10,211         8,973
                     Finished goods             6,070         4,145
                                                -----        ------
                                              $21,823       $16,682
                                              =======       =======

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
DEBT

     Notes Payable

     Notes payable at September 30, 1995 and December 31, 1994 consists of $7,500,00 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 4.25 percent per annum at September 30, 1995, payable in Dutch guilders no later than March 28, 1996. These borrowings are secured by investments at the lending bank of $7,300,000 (see "Loan Covenants").

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

     Long-term debt

     Long-term debt consists of the following (in thousands):


                            September 30,   December 31,
                                 1995           1994
                            --------------  -------------

7-1/4 percent Notes              $106,640       $106,640
6-3/4 percent Debentures          125,000        125,000
Mortgage Debt                       9,390         15,941
Long-term Note                     10,163         10,241
                                 --------       --------
                                  251,193        257,822
Current Portion                   (19,553)       (26,182)
                                 --------       --------
                                $ 231,640       $231,640
                                 ========        =======

     7-1/4 Percent Notes

     On January 28, 1991, the Company issued $106,645,000 principal amount of 7-1/4 percent Convertible Subordinated Notes (the "7-1/4 percent Notes") due February 1, 2001. The 7-1/4 percent Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7-1/4 percent Notes are subordinated in right of payment to senior indebtedness at September 30, 1995 of $27,053,000 and all future senior indebtedness of the Company, and rank pari passu with the 6-3/4 percent Debentures described below. The 7-1/4 percent Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 104 percent of the principal amount of the 7-1/4 percent Notes. The Company may be required to redeem the 7-1/4 percent Notes at their principal amount at the option of the holders of the 7-1/4 percent Notes under certain limited circumstances, including a change in control of the Company.

     6-3/4 Percent Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4 percent Convertible Subordinated Debentures (the "6-3/4 percent Debentures") due October 16, 2001. The 6-3/4 percent Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4 percent Debentures are subordinated in right of payment to senior indebtedness at September 30, 1995 of $27,053,000 and all future senior indebtedness of the Company, and rank pari passu with the 7-1/4 percent Notes. The 6-3/4 percent Debentures are

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 104 percent of the principal amount of the 6-3/4 percent Debentures. The Company may be required to redeem the 6-3/4 percent Debentures at their principal amount at the option of the holders of the 6-3/4 percent Debentures under certain limited circumstances, including a change in control of the Company.

     Mortgage Debt

     Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company repaid such a loan on its maturity date of May 1, 1995 in the amount of $6,442,000. A Netherlands loan, with an outstanding balance of approximately $6,125,000 at September 30, 1995, is payable in Dutch guilders, bears interest at an annual rate of 8-1/4 percent through its final maturity date of September 30, 2011, and is secured by certain equipment, inventories, and accounts receivable. At September 30, 1995, this loan is classified as short-term (see "Loan Covenants").

     Long-term Note

     The Company borrowed $10,163,000 under a 9-1/2 percent long-term note which is payable in Dutch guilders. This loan is secured by the same assets as the Netherlands loan discussed above. At September 30, 1995, this loan is classified as short-term (see "Loan Covenants").

     Loan Covenants

     Agreements covering $19,553,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintains certain investments at the lending bank, which at September 30, 1995 totaled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $19,553,000 of debt as short-term. Additionally, $7,500,000 of the Company's short-term debt is secured by investments at the lending bank of $7,300,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

Note 7
CONTRACT REVENUES

     Lilly Related
     -------------

     Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $3,095,000 and $9,095,000 for the three and nine months ended September 30, 1995 and $3,000,000 and $9,500,000 for the three and nine months ended September 30, 1994, respectively, related to ReoPro/TM/ milestones. Lilly may make certain future payments based on the achievement of certain milestones related to ReoPro/TM/.

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

     For the nine months ended September 30, 1994, revenues related to the Tocor II research program were $1,652,000. Expenses incurred, including general and administrative expenses for the nine months ended September 30, 1994 were $1,915,000.

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


     Statements of          For the three months ended   For the nine months ended
     Operations Data            September 30, 1994           September 30, 1994
     ---------------            ------------------           ------------------
     Revenues                      $  12,927                 $  42,931
     Loss                          $ (17,579)                $ (47,939)
     Loss per share                    $(.34)                    $(.94)

     Effective March 30, 1994, each remaining share of Tocor II callable Common Stock ("Tocor II Shares") was converted into 2.88 shares of the Company's Common Stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger, holders of Tocor II Shares at the time of the merger were required to surrender the certificates representing Tocor II Shares to an exchange agent in exchange for certificates representing Common Stock of the Company. Through September 30, 1995, stock certificates representing 221,000 shares of the Company's Common Stock had been delivered by the exchange agent in connection with the merger. If all of the remaining Tocor II Shares are surrendered to the exchange agent, stock certificates representing an additional 146,000 shares of the Company's Common Stock will be delivered. Shares of the Company's Common Stock into which the Tocor II Shares were converted by the merger are not classified as issued and outstanding until the delivery by the exchange agent of the stock certificate representing such shares. Warrants not tendered as part of Units in the exchange offer remain outstanding.

Note 9
INCOME TAXES

     The Company recorded a charge for acquired research and development of $36,966,000 in 1994, which was not deductible for U.S. tax purposes. At September 30, 1995, the tax effect of the Company's net tax loss carryforward was $188,768,000 with expiration dates ranging from 2005 to 2010. Additionally, at September 30, 1995, the Company had research and development tax credits and other tax credits of $5,424,000 substantially all with expiration dates ranging from 1999 to 2008.

     Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at September 30, 1995.

Note 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     Interest paid for the nine months ended September 30, 1995 and 1994 was $14,053,000 and $14,389,000, respectively.

     Income tax payments for the nine months ended September 30, 1995 were $9,000. No

                        Centocor, Inc. And Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
  ---------------------------------------------------------------------------

income tax payments were made for the nine months ended September 30, 1994.

     Cash used for the purchases of investments as well as the cash received upon the maturities and sales of investments were as follows (in thousands):

     Nine months ended September 30,       1995       1994
                                        ----------  ---------
     Purchases                          $(108,893)  $(51,805)
     Maturities and sales                 106,400     87,415
                                         --------    -------
                                        $  (2,493)  $ 35,610

     During the first quarter of 1994, the Company acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 8.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


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

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of pharmaceutical product sales. The Company commenced the commercial sale of two pharmaceutical products - ReoPro/TM/ in January 1995 and Panorex(R) in February 1995. During the year ending December 31, 1995, sales of those two products alone are not expected to generate sufficient revenue to enable the Company to avoid a net cash outflow for the year. Under the Company's collaborative strategy of entering into alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's pharmaceutical product candidates under development and in-vitro diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the U.S. Food and Drug Administration ("FDA") or other regulatory approvals expanding the authorized use of ReoPro/TM/ and Panorex(R) or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro/TM/ and Panorex(R) or other product candidates will have a material adverse effect on the Company.

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

     At September 30, 1995, the Company had cash, cash equivalents, and investments of $151,978,000 including equity investments of $6,140,000. For the nine months ended September 30, 1995, the Company had negative cash flows from operations of $42,878,000. The Company's total cash flows for the nine months ended September 30, 1995 included the receipt of $12,100,000 from the exercise of warrants to purchase shares of the Company's Common Stock. The extent and

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


timing of future warrant exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants. The Company's total cash, cash equivalents and investments decreased by $32,529,000 from December 31, 1994 principally as a result of cash used for operations, debt repayments, and purchases of fixed assets partially offset by cash received from the exercise of warrants as discussed above.

     Agreements covering $19,553,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company has obtained waivers of certain of such covenants on the condition that it maintain certain investments at the lending bank, which at September 30, 1995 totaled $20,000,000. There can be no assurance that the Company will be able to continue to collateralize such loans and, accordingly, the Company has classified $19,553,000 of debt as short-term. Additionally, $7,500,000 of the Company's short-term debt is secured by investments at the
lending bank of $7,300,000.   If cash flows continue to be negative, the
Company's ability to service its debt may be impaired.

     See Note 2 to the Company's Consolidated Financial Statements for a discussion of litigation and other factors that may affect the Company's future liquidity and capital resources.

ASSETS

     The decrease in the aggregate amount of cash and investments at September 30, 1995 as compared to December 31, 1994 is discussed under Liquidity and Capital Resources.

     Accounts and contracts receivable at September 30, 1995 increased as compared to December 31, 1994 principally as a result of commercial sales of ReoPro/TM/ to Lilly and sales of Panorex(R) to Glaxo/Wellcome.

     Inventory at September 30, 1995 increased as compared to December 31, 1994 due primarily to the production of ReoPro/TM/ and Panorex(R). The Company continually evaluates the realizability of its inventories. There can be no assurance that reserves to reduce the carrying value of inventory will not be required in the future.

     Gross fixed assets at September 30, 1995 increased as compared to December 31, 1994 principally due to the investment of $3,668,000 for the purchase of fixed assets, in addition to the impact of exchange rates on fixed assets denominated in foreign currencies. At the Company's present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets will not be required in the future.

     Long-term investments at September 30, 1995 increased as compared to December 31, 1994 principally due to the purchase of investments in long-term U.S. treasury notes with maturity dates in excess of one year. The Company has the ability and intent to hold these securities to maturity and they are carried at amortized cost. See Note 4 to the Company's Consolidated Financial

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity at September 30, 1995 decreased as compared to December 31, 1994 principally as a result of the Company's loss for the nine months ended September 30, 1995 partially offset by the proceeds from the exercise of options and warrants. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     Shareholders' equity at September 30, 1995 was negative. The Company expects that shareholders' equity will continue to be negative in future periods unless and until the Company is successful in securing additional capital from collaborative arrangements with pharmaceutical companies or the capital markets, or significant and sustained levels of pharmaceutical product sales are achieved. There can be no assurance that significant and sustained levels of pharmaceutical product sales will be achieved or that any additional capital will be available to the Company.

RESULTS OF OPERATIONS

GENERAL

     Product sales have not produced sufficient revenues to cover the Company's operating expenses. The Company has incurred significant operating expenses attempting to develop products and has incurred significant special charges. Consequently, the Company has experienced substantial operating losses. The Company established a goal of achieving profitability in 1995. To achieve profitability, the Company established the following objectives: early and strong market acceptance for both ReoPro/TM/ and Panorex(R); growth in the Company's diagnostic product sales; establishment of a long-term strategic alliance for CenTNF/TM/; and management of the Company's internal cost structure. Although the Company is implementing plans to address each of these areas, the Company will not be profitable in 1995.

     Given the financial results for the three and nine months ended September 30, 1995, the Company will reduce its level of operations and employment in the fourth quarter of 1995. The reductions will result in a fourth quarter severance charge estimated to be less than $3,000,000.

REVENUES

     The increase in sales for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is principally due to the commencement of commercial sales of two pharmaceutical products - ReoPro/TM/ in January 1995 and Panorex(R) in February 1995. The Company is highly dependent upon the ability of its marketing partners to develop and expand markets for both ReoPro/TM/ and Panorex(R). ReoPro/TM/ sales to Lilly for the three and nine months ended September 30, 1995 were $1,636,000 and $14,083,000, respectively. The Company expects that ReoPro/TM/ sales to Lilly in the fourth quarter of 1995 will be lower than the level of sales in the third quarter of 1995 primarily due to the level of inventory maintained by

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


Lilly. Panorex(R) sales to Glaxo/Wellcome for the three and nine months ended September 30, 1995 were $2,680,000 and $5,764,000, respectively. The Company expects that Panorex(R) sales to Glaxo/Wellcome in the fourth quarter of 1995 will be lower than the level of sales in the third quarter of 1995 primarily due to the level of inventory maintained by Glaxo/Wellcome.

     Diagnostic product sales for the three and nine months ended September 30, 1995 were $11,514,000 and $33,020,000 as compared to $9,303,000 and $31,203,000 for the three and nine months ended September 30, 1994, respectively. The increase in sales for the three and nine months ended September 30, 1995 as compared to the same period in 1994 is primarily related to a third quarter reagent sale to a new customer within the oncology product line. The Company expects that Diagnostic product sales in the fourth quarter of 1995 will be less than the level of sales in the third quarter of 1995 primarily due to the above mentioned reagent sale.

     The level of future sales of both diagnostic and pharmaceutical products will be dependent upon several factors, including but not limited to the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace.

     Contract revenues for the three and nine months ended September 30, 1995 include $3,095,000 and $9,095,000 recognized pursuant to the Company's agreements with Lilly, as compared to $3,000,000 and $9,500,000 for the three and nine months ended September 30, 1994. Contract revenues for the nine months ended September 30, 1994 include $1,652,000 recognized pursuant to the Company's agreement with Tocor II. As a result of the exchange offer which is more fully described in Note 8 to the Company's Consolidated Financial Statements, the revenues under the Tocor II research program terminated in 1994. Contract revenues for the nine months ended September 30, 1995 include government subsidy revenue of $1,600,000 which relates to the completion of certain manufacturing requirements.

     The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and the achievement of milestones under current arrangements.

COSTS AND EXPENSES

     Cost of sales increased for the three and nine months ended September 30, 1995 as compared to the corresponding periods of 1994 due to the initiation of sales of ReoPro/TM/ and Panorex(R) in the first quarter of 1995. As further described in Note 2 to the Company's Consolidated Financial Statements, the Company is required to make certain royalty payments based on sales of products, which payments are reflected in cost of sales. Royalty costs represent a significant percentage of sales. The Company expects an increase in cost of sales in 1995 as compared to 1994, dependent upon the level of sales increase in 1995.

     Research and Development expenses for the three and nine months ended September 30, 1995 were $18,376,000 and $48,885,000 as compared to $15,701,000 and $46,754,000 for the three and nine months ended September 30, 1994, respectively. Research and development expenses increased for the nine months ended September 30, 1995 as compared to the corresponding period

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


of 1994 due principally to an increased level of clinical trial expenses in 1995 as compared to 1994. The increase in clinical trial expenses expected in 1995 relates to obtaining regulatory approvals for additional indications of pharmaceutical products and further developing other pharmaceutical and diagnostic product opportunities.

     Marketing, general and administrative expenses for the three and nine months ended September 30, 1995 increased as compared to the corresponding period of 1994 due principally to increases in facilities, insurance and market development expenses. The Company expects the levels of marketing, general and administrative expenses to increase in 1995 as compared to 1994.

OTHER INCOME AND EXPENSES

     Interest income increased for the three and nine months ended September 30, 1995 as compared to the year earlier period due principally to an increase in interest rates on investments and an increase in the Company's average cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the interest rates obtained on such investments.

     Interest expense decreased for the three and nine months ended September 30, 1995 as compared to the year earlier period due principally to a one-time adjustment of $2,200,000 on a loan that was renegotiated with the Commonwealth of Pennsylvania.

     Other income increased for the three and nine months ended September 30, 1995 as compared to the year earlier period due to the Company's equity in earnings of an investee company. The Company does not expect any additional income from this investment in the near future.

     The Company recorded a charge to operations of $3,750,000 for the nine months ended September 30, 1995 relating to litigation. See Note 2 to the Company's Consolidated Financial Statements for a discussion of commitments and contingencies.

PER SHARE CALCULATIONS

     At September 30, 1995, approximately 5,897,040 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the weighted average number of shares outstanding in calculating per share data. The effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the effect would be dilutive. The 3,843,000 shares issuable upon conversion of the 7-1/4 percent Convertible Subordinated Notes and the 2,049,000 shares issuable upon conversion of the 6-3/4 percent Convertible Subordinated Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

     No Common Stock equivalents or shares issuable upon conversion of the 7-1/4 percent Notes

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


and 6-3/4 percent Debentures were included in the per share calculations for any periods presented since to do so would have been antidilutive as the Company has recorded net losses in all periods presented. In future periods, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 7-1/4 percent Notes and the 6-3/4 percent Debentures in its calculations of per share data for such periods if the effect would be dilutive.

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

                                         Centocor, Inc.
                                         (Registrant)


Date:   November 14, 1995                /s/David P. Holveck
        -----------------                ------------------------------
                                         David P. Holveck
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:   November 14, 1995                /s/Dominic J. Caruso
        -----------------                ------------------------------
                                         Dominic J. Caruso
                                         Vice President, Finance
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)