Form 10-K
period 1995-12-31
CENTOCOR INC
filed 1996-03-18
CIK 708823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended    December 31, 1995
                                  ------------------------------------------

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ________________ to _________________

        Commission file number        0-11103
                               ---------------------------------------------

                                 CENTOCOR, INC.
        --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                       23-2117202
        --------------------------------    --------------------------------
            (State or other jurisdiction           (I.R.S. Employer
          of incorporation or organization)       Identification No.)

          200 Great Valley Parkway, Malvern, PA            19355
        ------------------------------------------  ------------------------
         (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code: (610) 651-6000
                                                            ----------------

        Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of exchange on which registered
                None                             Not Applicable
        -------------------        -----------------------------------------

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

              Warrants for the purchase of shares of Common Stock,

                           par value $.01 per share*
                    --------------------------------------
                               (Title of Class)

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

             The aggregate market value of the 58,687,412 shares of voting stock held by non-affiliates of the registrant as of March 1, 1996 was $1,826,645,699.

             Common Stock outstanding at March 1, 1996: 59,189,954 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE:

             Portions of the following document are incorporated by reference in this Report on Form 10-K:

             Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1996 -- Part III, Items 10, 11, 12 and 13.

        *Includes Warrants issued in January 1992 which were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 as part of Units, each Unit consisting of one share of Callable Common Stock of Tocor II, Inc., one Series T Warrant and one callable Warrant.

                                     Part I

Item 1. Business
----------------

General

   Centocor, Inc. ("Centocor" or the "Company") is a biotechnology company that develops therapeutic and diagnostic human health care products for cardiovascular, autoimmune and infectious diseases and cancer. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies, with additional programs in genetic vaccines and peptides.

   The Company has two therapeutic products approved for sale and several product candidates in various stages of development. ReoPro is marketed and sold in the United States and Europe for the reduction of acute ischemic cardiac complications in patients undergoing angioplasty procedures who are at high risk for abrupt artery closure. Panorex is marketed and sold in Germany as an adjuvant therapy in the treatment of post-operative colorectal cancer. The Company also markets several diagnostic products for cancer and infectious disease in the United States, Europe and Japan.

   At December 31, 1995, Centocor had approximately 500 full-time employees. To complement its own expertise in various fields, Centocor utilizes scientific consultants and other advisors, many of whom have formal consulting agreements with Centocor.

   Centocor was incorporated in Pennsylvania in 1979 and maintains its principal executive offices at 200 Great Valley Parkway, Malvern, Pennsylvania 19355. Its telephone number is (610) 651-6000. The Company also maintains facilities in Leiden, The Netherlands, and Surrey, the United Kingdom, and offices in Tokyo, Japan and Munich, Germany.

Company Strategy

   The Company's strategy is to identify proprietary high value-added product opportunities, and to commercialize those opportunities by focusing on clinical development, regulatory process, manufacturing and market development. The Company seeks to license technology and product candidates from research institutions and other biotechnology companies, in addition to conducting selected basic research.

   In an effort to reach the market in an expeditious manner, create competitive barriers and establish itself as the market leader, the Company's clinical development and regulatory strategy for its therapeutic products is to pursue initial approval for a narrowly defined indication. The Company also seeks to expand the indications for which the products may be marketed by conducting additional clinical trials. The Company maintains and seeks strategic alliances with major pharmaceutical companies for the commercialization and marketing of each of its therapeutic products, pursuant to which the Company and its respective partner jointly focus on the continued clinical and market development for the product, while the Company's partner primarily conducts the marketing, promotion and distribution of such product.

   In the diagnostics area, the Company seeks to expand the markets for its existing products while focusing on the development of unique assays that complement the automated diagnostic instruments developed by its marketing partners. The Company believes that experience it acquires in developing therapeutic products may help it define diagnostic product opportunities and vice versa. Based on this experience, the Company is seeking to develop diagnostic products that can increase the effectiveness, and thereby the utilization of, its therapeutic products. The Company maintains and seeks distribution agreements for its diagnostic products with companies having established positions and distribution networks in applicable market segments.

Products and Products Under Development

   The following table summarizes Centocor's products and selected product candidates. This table is qualified in its entirety by reference to the more detailed descriptions included elsewhere in this Annual Report on Form 10-K.

                                                                                               Development
                                                                                             and/or Marketing
Product/Product Candidate             Indication                  Status(1)                     Partner(2)
-------------------------             ----------                  ---------                     ----------
Therapeutic:
     ReoPro................  High-risk angioplasty         Marketed (U.S., Europe)          Eli Lilly and Company
                                                           Phase II (Japan)                 Eli Lilly and Company
                             All angioplasty               Phase III                        Eli Lilly and Company
                             Unstable angina               Phase III                        Eli Lilly and Company
                             Acute myocardial infarction   Phase III                        Eli Lilly and Company
                             Adjuvant therapy with stents  Phase III planned                Eli Lilly and Company
     Panorex...............  Adjuvant therapy for post-    Marketed (Germany)               Glaxo Wellcome plc
                             operative colorectal cancer   Phase III                        Glaxo Wellcome plc
                                                           Phase IA planned (Japan)         Glaxo Wellcome plc
     CenTNF................  Rheumatoid arthritis          Phase II                         --
                                                           Phase I (Japan)                  Tanabe Seiyaku Co. Ltd.
                             Crohn's disease               Phase II                         --
                                                           Phase I (Japan)                  Tanabe Seiyaku Co. Ltd.
     Corsevin M............  Deep vein thrombosis          Phase I                          --
     GeneVax...............  Colorectal cancer             Phase I planned                  --
                             Prostate cancer               Phase I planned                  --
Diagnostic:
     CA 125 II.............  Ovarian cancer detection      Marketed (U.S., Europe,          (3)
                                                           Japan)
     CA 19-9...............  Pancreatic cancer monitoring  Marketed (Europe, Japan)         (3)
     CA 15-3...............  Breast cancer monitoring      Marketed (Europe, Japan)         (3)
     CA 72-4...............  Gastrointestinal cancer       Marketed (Europe, Japan)         (3)
                             monitoring
     P-glycoCHEK...........  Resistance to chemo-          Sold for investigational use     (3)
                             therapeutic drug detection    (Europe, Japan)
     CYFRA 21-1............  Non-small cell lung cancer    Marketed (Europe, Japan)         (3)
     CAPTIA Syphilis G.....  Syphilis antibody detection   Marketed (U.S., Europe,          (3)
                                                           South America)
     CAPTIA CMV............  Cytomegalovirus antibody      Marketed (U.S., Europe)          (3)
                             detection
     Myoscint..............  Cardiac imaging               Marketed (Europe)                Mallinckrodt Medical B. V.
                                                           FDA review pending               --
                                                           Approved (Japan)                 Daiichi Radioisotope
                                                                                            Laboratories, Ltd.
--------------

(1) Phase III clinical trial indicates that the product is being tested in humans for safety and efficacy in an expanded patient population at multiple clinical sites. Phase I and Phase II clinical trials indicate that the product is being tested in humans to evaluate safety, dosage and to some extent, efficacy, in a limited patient population.

(2) Diagnostic products generally are only marketed and sold by the Company's marketing partners. With respect to therapeutic products, the Company's strategic alliance partners play an extensive role in the clinical and market development of the Company's products in addition to selling and marketing those products.

(3) This product is sold by the Company to established diagnostic companies, the most significant of which are: Abbott Laboratories, Boehringer Mannheim GmbH, CIS bio International, Toray-Fuji Bionics, Inc. and Hoffmann-La Roche.


 Therapeutic Products

   ReoPro.   Anticoagulation agents such as ReoPro are used in the treatment of cardiovascular disease to prevent blood clots. The three main markets for these agents are angioplasty, unstable angina and myocardial infarction (heart attack). Better platelet mediation is needed in angioplasty to prevent abrupt reclosure and restenosis and in unstable angina to prevent the serious complications of heart attacks and death. Abrupt reclosure, which occurs in about 5-8% of angioplasty cases and in 12-14% of more complicated high-risk cases, can result in death, myocardial infarction or the need for emergency bypass surgery. More powerful agents are also needed to enhance treatment of myocardial infarction by more effectively opening the clotted artery and preventing reocclusion following drug therapy. ReoPro is effective in inhibiting blood clotting by inhibiting the aggregation of platelets. When platelets are stimulated, a number of different types of surface receptors are exposed that cause further platelet aggregation, including the glycoprotein ("GP") IIb/IIIa receptors. ReoPro is a chimeric monoclonal antibody fragment that binds to GP IIb/IIIa receptors on the surface of platelets, thereby inhibiting platelet aggregation.

   Following the successful completion of the EPIC Phase III clinical trial of ReoPro and subsequent U.S. Food and Drug Administration ("FDA") approval, the Company commenced commercial sales of ReoPro in January 1995 for patients who are at high risk for abrupt artery closure following angioplasty. ReoPro is currently marketed in a number of countries, including the United States, Germany, the United Kingdom and France. Under a Sales and Distribution Agreement between Eli Lilly and Company ("Lilly") and the Company, Lilly is the exclusive worldwide distributor of ReoPro. See "Business--Marketing and Sales." Pursuant to that agreement, Lilly is assisting the Company in the regulatory filings and continuing development of ReoPro for additional clinical indications. ReoPro is being developed by Centocor for Centocor Partners III, L.P. ("CPIII"). See "Business--Patents and Licensing Arrangements."

   The following summarizes the results of pivotal clinical trials to date:

           EPIC Trial for High-Risk Angioplasty. Based on the results of a Phase III clinical trial known as "EPIC," in December 1994 the FDA approved ReoPro as a product indicated for the reduction of acute ischemic cardiac complications in patients undergoing angioplasty procedures who are at high risk for abrupt artery closure. High-risk patients are characterized as those suffering a recent heart attack, experiencing severe unstable angina, or having certain high-risk clinical characteristics or features of their coronary arteries. Also in December 1994, the Committee for Proprietary Medicinal Products of the European Union issued a positive opinion regarding the granting of marketing authorization for ReoPro for the same indication.

           In the EPIC trial, a randomized, double-blind, placebo-controlled trial involving approximately 2,100 patients who were at high risk of abrupt artery closure, administration of ReoPro resulted in a 35% reduction in serious complications such as heart attacks, death or the need for emergency repeat procedures within 30 days following the angioplasty procedure. This benefit was sustained at 6 months. By reducing the risk of acute cardiac ischemic complications, ReoPro reduces the occurrence of post-angioplasty heart attacks, as well as the need for emergency coronary bypass surgery or repeat angioplasty.

           The primary side-effect associated with ReoPro in the EPIC trial was an increase in bleeding compared to patients who received placebo, typically at the puncture site where the catheter is inserted. Because of this side-effect, the Company, in designing the next two clinical trials of ReoPro, focused on a reduction of the bleeding events, through a combination of: (i) lowering the dosage of heparin, an anticoagulant which is part of the conventional therapy for patients scheduled for the angioplasty procedure; (ii) better remedial treatment of the puncture site and (iii) earlier removal of the arterial sheath inserted at the puncture sight. In subsequent trials, these adjustments have resulted in a reduction of bleeding events in patients receiving ReoPro to essentially the same level as in patients receiving placebo.

           EPILOG Trial for All Angioplasty. The EPILOG trial was a randomized, double-blind, placebo-controlled trial, originally designed to enroll 4,800 patients at 65 sites in the United States and Canada, to evaluate 30-day and 6-month clinical outcomes in all patients following angioplasty procedures. This trial excluded the heart attack and unstable angina patient groups that were evaluated in the EPIC trial because ReoPro had already demonstrated efficacy in these patients and was already approved for use in these groups. Because an interim analysis of the first 1,500 patients enrolled in the trial revealed approximately a 70% reduction in death and heart attack rates within 30 days of the angioplasty procedure for patients receiving ReoPro, the EPILOG study was halted in December 1995 on the recommendation of the EPILOG independent Safety and Efficacy Monitoring Committee. This result was highly statistically significant
     (p (is less than) .0001). Additionally, the EPILOG independent Safety and Efficacy Monitoring Committee concluded that major bleeding events in patients receiving ReoPro were at essentially the same level as patients receiving placebo. After completing data analyses for this trial, the Company expects to seek additional regulatory approvals in the United States and Europe for expanded indications.

           CAPTURE Trial for Unstable Angina. Unstable angina is a condition that commonly precedes a heart attack. It is caused by inadequate blood supply to the heart due to the build-up of atherosclerotic plaque in the coronary artery. The CAPTURE trial was a randomized, double-blind, placebo-controlled trial originally designed to enroll 1,400 patients at 75 sites in Europe, to evaluate ReoPro in patients scheduled for urgent angioplasty procedures due to refractory unstable angina. Because of positive findings after an analysis of the first 1,050 patients enrolled in the trial, the CAPTURE study was halted in December 1995 on the recommendation of the CAPTURE independent Safety and Efficacy Monitoring Committee. The CAPTURE independent Safety and Efficacy Monitoring Committee determined that efficacy exceeded the predetermined stopping point, p (is less than) .0072, on the trial's primary end-point, which was defined as a reduction in a composite of death, heart attacks and the need for urgent intervention within 30 days. Additionally, in patients receiving ReoPro, the rate of major bleeding was markedly lower than in the EPIC trial. After completing data analyses for this trial, the Company expects to seek additional regulatory approvals in the United States and Europe for expanded indications.

     The Company and Lilly are evaluating other potential indications for ReoPro, including acute myocardial infarction, peripheral vascular disease, patients suffering thrombotic strokes and patients suffering deep vein thrombosis. The Company and Lilly have designed the RAPPORT Phase III trial to study the effect of ReoPro in patients undergoing angioplasty procedures for acute myocardial infarction. Additionally, the Company and Lilly have designed the ERASER Phase III trial to evaluate the effects of ReoPro in conjunction with stents. The Company is also currently conducting Phase II clinical trials of ReoPro in Japan.

     The Company estimates that in 1995 approximately 800,000 angioplasty procedures were conducted worldwide, with approximately 30% of these procedures being performed in patients who are at high risk for abrupt artery closure following the procedure. The Company estimates that approximately 2,000,000 patients annually are admitted to hospitals worldwide for treatment of unstable angina, and approximately 20% of these patients are refractory to conventional therapy for unstable angina.

     Although some patients with unstable angina will be referred for immediate angioplasty and therefore may be eligible for ReoPro under the already approved high-risk indication, the Company believes that current treatment of many of these patients consists of a period of medical stabilization before referral to angioplasty. The CAPTURE trial provides data that supports the use of ReoPro during such period of medical stabilization and therefore may potentially broaden the use of ReoPro in the treatment of unstable angina.

     In addition to conducting studies to test the efficacy of ReoPro, the Company has conducted a health economic study, based on the EPIC trial, which has been approved by the FDA and which indicates that the use of ReoPro is cost effective and may allow hospitals to manage their resources more effectively and reduce the amount of time patients spend in the hospital. The health economic study included the cost of blood transfusions required by ReoPro-treated patients in the EPIC trial. In the recently halted EPILOG trial, major bleeding events in patients receiving ReoPro were at essentially the same level as in patients receiving placebo. The decreased need for blood transfusions may result in additional cost savings to hospitals.

     Panorex. Panorex is a monoclonal antibody that targets metastatic colon cancer cells. The Panorex antibody binds to colon cancer cells and destroys them using various immunologic mechanisms including complement and/or antibody dependent cellular cytotoxicity. Both mechanisms result in the death of the cancer cells. In patients with colorectal cancer, it is thought that small numbers of cells break away from the primary tumor and spread to other sites such as bone marrow, where they can be detected as "micrometastatic cells." It is thought that the Panorex antibody binds to these "micrometastatic cells" and destroys them, leading to the prolonged survival observed in patients treated with Panorex. Panorex is the first monoclonal antibody product approved for cancer. In December 1994, the Paul Ehrlich Institute, the German regulatory body for vaccines and antibodies, granted the Company marketing authorization for the use of Panorex as an adjuvant therapy in the treatment of post-operative colorectal cancer. Applications for marketing authorization have also been submitted in Austria, Switzerland, Finland and Sweden. During 1993, the Company and Glaxo Wellcome plc ("Glaxo Wellcome") entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. Pursuant to that agreement Glaxo Wellcome is the worldwide distributor of Panorex. See "Business--Marketing and Sales." The Company commenced commercial sales of Panorex in Germany in February 1995.

     In a Phase III trial conducted in Germany, Panorex showed a five-year 30% mortality benefit and 27% reduction in tumor recurrences. Glaxo Wellcome is conducting additional Phase III trials for Panorex, with a three-year survival end-point, in North America, Europe and certain other countries, evaluating patients with colorectal cancer, and also is conducting earlier stage trials in Japan. According to recent estimates, there are 150,000 cases of colorectal cancer and 58,000 deaths in the United States and 230,000 cases and 87,000 deaths in Europe per year. There are approximately 40,000 new colorectal cancer patients per year in Germany. Preliminary studies indicate that Panorex may also prove useful in the treatment of solid tumors associated with pancreatic cancer and certain types of lung, breast, ovary and gastric cancer.

     CenTNF. The Company is currently developing CenTNF, a chimeric monoclonal antibody that binds to tumor necrosis factor alpha, which is believed to be critical to the human body's reaction to inflammation. CenTNF primarily is targeted for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease. In addition, the Company also believes CenTNF may also prove useful as an immuno-suppressant in transplant patients.

     In rheumatoid arthritis, the membrane surrounding the joints becomes inflamed, causing swelling, pain, disfigurement, and in severe cases, destruction of the joints. Results of a Phase II randomized, placebo-controlled, double-blind trial of 73 patients were published in December 1994. The data showed the rapid onset of a highly significant (p=0.001) clinical response in 44% of patients receiving a single infusion of low dose CenTNF and in 79% of patients receiving a high dose of CenTNF. The beneficial clinical response persisted for eight weeks following the single high dose infusion. The Company is currently conducting advanced placebo-controlled, multi-dose Phase II trials in the United States and Europe.

     Phase I/II open label trials of CenTNF in patients with severe Crohn's disease requiring steroid therapy showed the rapid onset of clinical benefit which persisted for over two months following a single infusion. Randomized, placebo-controlled, Phase II trials are being completed in the United States and Europe. The Company expects to initiate Phase III trials during 1996.

     The Company has entered into an agreement with Tanabe Seiyaku Co., Ltd. ("Tanabe") under which Tanabe has commenced Phase I clinical testing and has the right to distribute CenTNF in Japan. Additionally, the Company is seeking to enter into an alliance arrangement with a partner regarding CenTNF for other parts of the world.

     According to recent estimates, in the United States and Western Europe there are approximately six million patients undergoing treatment for rheumatoid arthritis. The Company believes that up to one-third of these patients may be candidates for treatment with CenTNF. The Company believes that in the United States and Western Europe there are approximately 250,000 Crohn's patients who may benefit from treatment with CenTNF.

     Corsevin M. The Company is developing Corsevin M, an anti-factor VII chimeric monoclonal antibody product intended to be used as an anticoagulant. Factor VII is one of the primary factors that play a role in the blood clotting process. The Company has completed a Phase I clinical trial and is evaluating protocols for additional clinical trials.

     GeneVax. The Company is developing genetic DNA-based vaccines employing commonly available methods to direct the injected DNA to its target site. The Company has licensed this GeneVax technology from Apollon, Inc., in which the Company holds a significant equity investment. Under that license, the Company has rights to develop the GeneVax technology in the cancer field. The Company expects to initially focus its development efforts on vaccines for prostate, breast and colorectal cancer. In 1996, the Company expects to commence Phase I clinical trials to evaluate vaccines for colorectal and prostate cancer.

Diagnostic Products

     Sales of the Company's diagnostics products were approximately $43 million and $40 million for the years ended December 31, 1995 and 1994, respectively.

     In-vitro diagnostic products are used to test patient blood samples outside the body to detect or monitor disease. In this area, the Company has focused principally on developing cancer diagnostic assays, and other in-vitro diagnostic products for infectious disease. The Company currently manufactures and sells the following in-vitro diagnostic products:

     CA 125 II Ovarian Cancer Test.   CA 125 II, a second generation assay which
aids in the detection of residual epithelial ovarian cancer following first-line therapy, is sold in the United States, certain European countries and Japan. CA 125 II is one of only five cancer diagnostics products approved for sale in the United States.

     CA 19-9 Pancreatic Cancer Test.   CA 19-9, which aids in the monitoring of
pancreatic cancer, is sold in certain European countries and Japan.

     CA 15-3 Breast Cancer Test. CA 15-3, which aids in the monitoring of breast cancer, is sold in certain European countries and Japan.

     CA 72-4 Gastric Cancer Test.   CA 72-4, which aids in the monitoring of
gastrointestinal cancer, is sold in certain European countries and Japan.

     P-glycoCHEK Multidrug Resistance Test.   P-glycoCHEK, which detects a
cellular protein associated with resistance to chemotherapeutic drugs, is sold for investigational use in certain European countries and Japan.

     CYFRA 21-1 Non-Small Cell Lung Cancer Test.   CYFRA 21-1, which aids in the
monitoring of non-small cell lung cancer, is sold in certain European countries and Japan.

     CAPTIA Syphilis G. In 1995, the Company received clearance from the FDA to market CAPTIA Syphilis G, an infectious disease serology test for use as a primary screening method for the detection of Treponema pallidum antibodies in human serum or plasma, as performed in blood bank or plasma center testing laboratories. CAPTIA Syphilis G is offered for sale in the United States and certain European and South American countries.

     CAPTIA CMV. In 1995, the Company received clearance from the FDA to market CAPTIA CMV, an infectious serology test for use as a primary screening method for the detection of cytomegalovirus antibodies in human serum or plasma, as performed in blood bank or plasma center testing laboratories. CAPTIA CMV is offered for sale in the United States and certain European countries.

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

     Myoscint.   Myoscint is an anti-myoscin monoclonal antibody that, when radio-labeled, may be useful in the detection of damage to heart tissue caused by transplantation, myocardial infarction, chemotherapy and viral infection. The Company has received marketing approvals for Myoscint in several European countries. A product license application ("PLA") for Myoscint was submitted to the FDA in July 1995, and on January 26, 1996, the Cardiovascular and Renal Drugs Advisory Committee of the FDA recommended approval of Myoscint for imaging in the setting of chest pain suspected to be caused by myocardial infarction. In addition, in February 1996, Myoscint was approved for sale by the Japanese Ministry of Health and Welfare, subject to pricing approval. Revenues from the sale of Myoscint in Europe have not been significant. There can be no assurance that Myoscint will be approved by the FDA or that sales, if any, in the United States will be significant.


Cellular Diagnostics

     Based upon the Company's experience with Panorex, the Company believes that the ability to rapidly detect rare cancer cells in blood, bone marrow and other tissues could be useful to oncologists as a tool to enable them to select appropriate treatments for cancer patients and then monitor the effectiveness of those treatments. To the Company's knowledge no such tool is currently available in the market. The Company is collaborating with a computer software company to develop a computer-driven high-powered microscope known as the Rapid Rare Event Detection ("RRED") System that utilizes reagents developed by the Company. The Company and its partner have developed a working prototype of the RRED System that will enter clinical trials in 1996 for validation. In addition, the Company has commenced discussions with other diagnostic companies that may be interested in manufacturing and marketing the RRED System.

     Although the Company's initial focus with respect to the RRED System is the oncology field, the Company believes that the RRED System technology may be equally useful in the fields of infectious disease and prenatal testing. There can be no assurances that the Company will be able to complete the development of the RRED System or obtain the regulatory approvals necessary for the sale of the RRED System.


Platelet Function Diagnostics

     In connection with the development and marketing of ReoPro, the Company has recognized the importance of platelet assessment in cardiovascular disease. Based upon its knowledge in this area, the Company is developing a point-of-care test that is intended to enable interventional cardiologists to rapidly assess platelet function at the bedside. This device will permit medical experts to monitor platelet activity and the effect of drugs such as ReoPro with the same precision with which they currently evaluate other aspects of blood coagulation and treatment. The Company believes that the availability of this type of monitoring therefore addresses a currently unmet medical need.


Marketing and Sales

     In the therapeutic area, the Company maintains a separate strategic alliance with a major pharmaceutical company for each of its two commercialized products, pursuant to which, in each case, the Company and its respective partner jointly focus on the continued clinical and market development for the product, while the Company's partner primarily conducts the marketing, promotion and distribution of such product. In the diagnostics area, the Company maintains distribution agreements with companies having established positions and distribution networks in applicable market segments for the Company's products. The Company is highly dependent upon the ability of its marketing partners to develop and expand markets for the Company's products.

   Pursuant to its Sales and Distribution Agreement with Lilly, Lilly is the exclusive worldwide distributor of ReoPro. The Company sells ReoPro to Lilly for Lilly's further sale to the end market. The Company is principally responsible for developing and manufacturing ReoPro and for securing regulatory approvals. Lilly is principally responsible for the marketing, selling and distribution of ReoPro. Beginning in 1997, the Company is required to make certain royalty payments to Lilly up to a designated level of sales of ReoPro.

   Pursuant to its alliance agreement with Glaxo Wellcome, Glaxo Wellcome is the exclusive worldwide distributor for Panorex. The Company sells Panorex to Glaxo Wellcome for Glaxo Wellcome's further sale to the end market. Glaxo Wellcome is responsible for the continuing clinical development, marketing, sales and distribution of Panorex. The Company is principally responsible for manufacturing Panorex and securing regulatory approvals.

   During 1995, approximately 50% of the Company's total product sales were to three customers, as follows: 24% to Lilly, 11% to Glaxo Wellcome and 15% to Toray-Fuji Bionics, Inc.. During 1994, approximately 60% of the Company's total product sales were to four customers, as follows: 10% to Abbott Laboratories, 12% to Boehringer Mannheim GmbH, 13% to CIS bio International and 25% to Toray-Fuji Bionics, Inc..

   Certain financial information by geographic area as well as major customer information is set forth in Part II Item 8 "Financial Statements and Supplementary Data."

   The Company has no significant product backlog.


Research and Development

   Centocor's research and development activities focus primarily on monoclonal antibody technology and proprietary techniques to modify monoclonal antibodies in search of optimal therapeutic agents. Centocor believes that there is significant potential for using monoclonal antibodies to develop human health care products. While the specificity of monoclonal antibodies makes them attractive candidates for therapeutic product development, antibody-based products generally must be administered by injection, usually in a hospital setting, and are therefore used principally to treat acute diseases. The Company's ability to select effective hybridomas and to produce antibodies from them is central to its business. An understanding of the structure and function of antibodies is necessary in order to modify them for incorporation into diagnostic or therapeutic products. The Company has developed techniques for characterizing an antibody with respect to its structure, specificity and binding ability which are used in an effort to select the best antibody for a particular application.

   The Company carries out research efforts in the use of recombinant DNA techniques to manipulate the genetic structure of antibody-producing cells. These efforts are intended to create re-engineered antibodies that combine the desired properties of more than one antibody, or the desired properties of antibodies and other system-regulating biochemicals such as enzymes.

   The Company has also expanded its research platform to include the field of genetic vaccines and peptides. Efforts in the genetic cancer vaccine field are currently in the pre-clinical stage. Phase I trials are planned for 1996 for colorectal and prostate cancer vaccines.

   For the three years ended December 31, 1995, 1994 and 1993, the Company's research and development expenses were $66,235,000, $70,003,000 and $66,113,000, respectively.


Patents and Licensing Arrangements

   Products currently being marketed, developed or considered for development by the Company are in the area of biotechnology, an area in which there are extensive patent filings. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology. In addition, there can be no assurance that products covered by such patents, or any other products developed by the Company or subject to licenses acquired by the Company, will not be covered by third party patents, in which case continued development and marketing of such products would require a license under such patents. There can be no assurance that such required licenses will be available to the Company or its licensees on acceptable terms.

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

   There has been substantial litigation regarding patent and other intellectual property rights in the biotechnology industry. Litigation may be necessary to enforce certain intellectual property rights of the Company. Any such litigation could result in substantial cost to and diversion of effort by the Company.

   Centocor currently licenses the majority of the cell lines used to produce its monoclonal antibodies from research institutions pursuant to long-term licenses for which it is generally obligated to pay royalties based upon sales of products incorporating such antibodies. There can be no assurance that others will not acquire rights to such cell lines in the future.

   The Company has been informed by the Research Foundation of the State University of New York ("SUNY"), which licensed certain rights to the Company with respect to ReoPro, that SUNY does not agree with the Company regarding the amount of royalties due to SUNY. The Company is engaged in discussions with SUNY with respect to this matter and does not believe that the outcome thereof will have a material adverse effect on the Company's financial position.

   The Company organized CPIII, Tocor II, Inc. ("Tocor II") and other entities to fund the research and development of certain products and/or technology. Under agreements with each of these entities, Centocor licensed certain technology to the entity and performed or continues to perform research and development in such technology areas on behalf of the entity. The Company purchased the ownership interests of all of these entities prior to 1995, with the exception of CPIII, to which the Company has granted an exclusive license to use all patent rights, know-how, technical information and biological materials owned or controlled by the Company within CPIII's field of activity, which includes ReoPro. CPIII also retains the rights to the results of research and development efforts conducted on its behalf. The Company has the ability to acquire such rights through an exclusive option to purchase the partnership interests in CPIII for cash or shares of Common Stock. See Part II Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."


Governmental Regulation

   Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of the Company's products and in ongoing research and product development activities. All of the Company's therapeutic products and most of the Company's diagnostic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. The Company believes it is currently in compliance with such statutes and regulations. Any failure by the Company to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the Company and the Company's marketing partners' ability to market the Company's products.

   The activities required before a pharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological pharmaceutical product in the form of a PLA, for approval to commence commercial sales. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

   Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices ("GMP"). Before approval of the PLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, it is subject to periodic inspections by the FDA.

   The requirements such as those described above which the Company must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its products in such countries can be rigorous, costly and uncertain.

   The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The Company believes it is currently in compliance with all such laws and regulations. The extent of governmental regulation which might result from any legislative or administrative action cannot be accurately predicted.

   The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business, financial condition and profitability. In addition, in both the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that either of the therapeutic products the Company has brought to market or any therapeutic product candidates the Company may bring to market in the future will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive and profitable basis.

Significant Competition and Technological Change

   Monoclonal antibody, genetic vaccine and peptide technology and other innovations in biotechnology are being examined, evaluated and practiced in biology research laboratories throughout the United States and in many other countries, including laboratories of other biotechnology companies and major pharmaceutical firms, many of which have greater resources than Centocor.

   Several established pharmaceutical companies have internal research and development groups, and alliances with other biotechnology companies, and are seeking to develop monoclonal antibody-based, genetic vaccine-based, peptide-based and other biological products. In addition, a number of companies have recently entered the biological products field, some through acquisition or merger, and more may be expected to do so in the future. As a result, Centocor anticipates that new biological products will be developed by others.

   Centocor's management believes that its ability to compete in its targeted markets will depend upon, among other things, its ability to develop, produce and market innovative products. Centocor's management also believes that significant competition will come from established pharmaceutical companies that have greater capital resources, manufacturing and marketing experience, research and development staffs, sales forces and production facilities than Centocor. Such competition is expected to be in the form of a variety of therapeutic products, which may include monoclonal antibody-based, genetic vaccine-based and peptide-based products. There can be no assurance that the activities of others will not render Centocor's products or technologies obsolete or uncompetitive.

Item 2. Properties and Manufacturing
------------------------------------

   The Company owns four buildings in Malvern, Pennsylvania, and leases space in other buildings at this location. These buildings contain Centocor's corporate offices, research and development laboratories, marketing offices, and certain manufacturing facilities. Space is available in these buildings for future expansion.

   The Company owns a biopharmaceutical manufacturing facility in Leiden, The Netherlands, for the production of monoclonal antibody-based products using a proprietary cell-culture system. This facility has been inspected and approved by the FDA and the equivalent European regulatory agencies. The Company also leases research and development laboratories and office space at this location. A portion of the construction cost of the Leiden facility was financed by a mortgage loan which is still outstanding. See Part II Item 8 "Financial Statements and Supplementary Data." The Company manufactures diagnostics products at its facilities in Malvern, Pennsylvania and at a facility which it leases in Guildford, England. Each of the Company's diagnostic manufacturing facilities has received ISO-9001 certification.

   Each of the Company's lease agreements with respect to its leased facilities is a triple net lease with a remaining term of at least nine years, under which the Company is responsible for all operating expenses of the facility.

   At the Company's present level of operations, portions of the Company's facilities and equipment in Malvern are idle. The Company continually evaluates the future needs for its facilities and equipment.


Item 3. Legal Proceedings
-------------------------

   In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos"), in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The patents and applications include claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections, the targeted indication of HA-1A. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Lilly. The complaint did not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed on June 22, 1993 with leave to replead. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint (the "Amended Answer"). In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery is in progress, and trial is scheduled for November 1996. The Company has moved for partial summary judgment with respect to the plaintiff's claim that under its license agreement, Lilly is allegedly a sublicensee of Centocor, thereby purportedly entitling plaintiff to a significant part of the funds paid by Lilly to Centocor. The Company believes that the allegations of Velos are without merit and intends to vigorously defend this suit and to pursue its counterclaim.

   On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor and Tocor II was filed in the Court of Common Pleas for Chester County, Pennsylvania. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. Plaintiff took no additional action to obtain an injunction and the exchange offer was made and consummated. A motion for class certification is pending. No trial date has been fixed. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend this suit.

   In July 1995, PaineWebber Development Corporation ("PaineWebber"), a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and CPIII, research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The theories of recovery are similar to those asserted by Velos in 1992, as described above. The Company has moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum. The suit by PaineWebber R&D II, L.P., was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III, Inc. ("CDC III"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to CPIII going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDC III and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber. The two Delaware suits have been consolidated and discovery is proceeding. No trial date has been fixed. In addition, on February 13, 1996, an additional suit was filed in the Court of Common Pleas for Chester County, Pennsylvania by an alleged former limited partner in CPII, against the Company, Lilly and an officer and a director of the Company. The complaint purports to be a class action on behalf of former limited partners of CPII and limited partners of PaineWebber R&D Partners, L.P. and asserts claims of breach of contract, breach of fiduciary duty and breach of a duty of good faith and fair dealing and states theories of recovery similar to those asserted by PaineWebber R&D Partners, L.P., as described above. The Company believes that the allegations of the plaintiffs in these suits are without merit and intends to vigorously defend them.

   While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

   Not applicable.

                                    Part II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

   The Company's Common Stock is traded publicly on the Nasdaq National Market under the trading symbol CNTO. The table below sets forth the high and low sale prices for the Company's Common Stock for the periods indicated as reported by the Nasdaq National Market.

                                                                 High       Low
                                                              ----------  --------
Year ended December 31, 1994
    First Quarter........................................     $  14     $  10
    Second Quarter.......................................        14 3/8     8 7/8
    Third Quarter........................................        18 1/2     9 5/8
    Fourth Quarter.......................................        18 3/4    15 1/2

Year ended December 31, 1995
    First Quarter........................................        21        14 1/2
    Second Quarter.......................................        16 3/8    12 1/8
    Third Quarter........................................        14 35/64  10 7/8
    Fourth Quarter.......................................        33 1/8     9 5/8


          On March 1, 1996, there were approximately 4,248 holders of record of the Common Stock.

          The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

Item 6. Selected Financial Data
-------------------------------

SUMMARY CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)


                                                                     Year Ended December 31,
                                                    ---------------------------------------------------------
                                                       1991        1992        1993        1994       1995
                                                    ----------  -----------  ---------  ----------  ---------
Consolidated Statement of Operations Data:
Revenues:
  Sales...........................................  $  44,328    $  58,394   $ 48,071   $  39,984   $ 65,001
  Contracts:
    Related parties...............................      4,902       16,071     10,109       1,652         --
    Other.........................................      3,967       51,767     17,750      25,590     13,915
                                                    ---------    ---------   --------   ---------   --------
  Total revenues..................................     53,197      126,232     75,930      67,226     78,916
Costs and expenses(1).............................    247,151      295,978    130,683     173,290    126,219
Other income (expenses)(2)........................     (1,601)     (24,400)   (19,626)    (20,594)    (9,829)
                                                    ---------    ---------   --------   ---------   --------
Loss..............................................  $(195,555)   $(194,146)  $(74,379)  $(126,658)  $(57,132)
                                                    =========    =========   ========   =========   ========
Loss per share....................................     $(5.72)      $(4.90)    $(1.79)     $(2.55)    $(0.98)
                                                    =========    =========   ========   =========   ========
Weighted average number of shares outstanding(3)..     34,172       39,623     41,482      49,597     58,207


                                                       1991        1992        1993        1994       1995
                                                       ----        ----        ----        ----       ----
Consolidated Balance Sheet Data:
Cash and investments (4)                           $233,598    $163,083    $140,028    $184,507   $137,206
Total assets                                        472,929     349,268     281,039     305,915    260,284
Long-term debt                                      259,368     238,166     238,100     231,640    231,640
Shareholders' equity (deficit)                      144,027      30,721     (19,194)      5,278    (29,396)

  No dividends have been declared or paid during any of the periods presented.

(1) Costs and expenses include the following: (a) charges for acquired research and development of $70,147 and $36,966 in 1991 and 1994, respectively, (b) charges of $64,877 and $3,500 in 1992 and 1993, respectively, related to HA-1A inventory, (c) restructuring charges of $15,266, $9,387 and $1,642 in 1992, 1993 and 1995, respectively, (d) a royalty buyout of $17,098 in 1994 and (e) a write-down of facilities and equipment of $7,870 in 1994.

(2) Other income (expenses) include charges of $11,245, $1,275 and $3,750 in 1992, 1994 and 1995, respectively, related to the settlement of certain litigation.

(3) No shares of Common Stock issuable upon the exercise of stock options or warrants or the vesting of restricted stock awards have been included as their inclusion would have an antidilutive effect because the Company has incurred a net loss in each period presented.

(4) Cash and investments at December 31, 1995 include equity investments classified as available for sale of $5,769, and $27,500 of investments maintained at certain banks as collateral for certain debt outstanding at December 31, 1995.

Item 7. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

Results of Operations

  General

   Centocor is a biotechnology company, which, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. To date, product sales have not produced sufficient revenues to cover the Company's operating expenses. Consequently, the Company has experienced substantial operating losses.

   The Company commenced commercial sales of two therapeutic products in 1995:
ReoPro in January 1995 and Panorex in February 1995. Because of positive findings at interim analyses, in December 1995 the Company halted two clinical trials of ReoPro designed to expand its authorized use. After completing the data analyses for these trials, the Company expects to seek additional regulatory approvals in the United States and Europe for expanded indications. The level of the Company's research and development expenses has been primarily dependent upon the extent of clinical trial activity. The Company does not anticipate that the termination of the two ReoPro clinical trials will result in any significant reduction in 1996 research and development expenses as compared to 1995 levels due principally to continued follow-up of enrolled patients and analysis of clinical trial data. Further, the impact on the level of sales of ReoPro of the early termination of these two trials will depend upon the timing and extent of any future regulatory approvals and the degree of market acceptance of ReoPro.

   In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" ("Statement 121"), which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt Statement 121 for 1996. The Company believes that the adoption of Statement 121 will not have a significant effect on its financial statements.

  Year ended December 31, 1995 compared to year ended December 31, 1994

   The increase in sales for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is principally due to the commencement of sales of ReoPro in January 1995 and Panorex in February 1995.

   The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the year ended December 31, 1995, ReoPro sales to Lilly were $15,545,000 and Lilly's announced sales to end-users were $22,800,000. During the same period, the Company's sales of Panorex to Glaxo Wellcome were $6,531,000 and Glaxo Wellcome reported to the Company that sales to end-users were approximately $3,400,000. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners, which in 1995 included initial launch period quantities.

   Diagnostic product sales for the year ended December 31, 1995 were $42,859,000 as compared to $39,697,000 for the year ended December 31, 1994. The increase in sales for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily related to a third quarter reagent sale to a new customer within the oncology product line.

   The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace. For the Company's diagnostic products, the level of sales is also dependent upon the extent of and timing of reagent sales to marketing partners developing new automated instruments, as well as the mix of completed diagnostic kit sales and sales of antibody to collaborative partners who pay the Company for such antibody upon sales of their respective diagnostic kits incorporating the Company's antibody. The Company is currently attempting to expand its diagnostic distribution channels to include additional distributors on a non-exclusive basis, which the Company expects will result in reduced sales prices on certain diagnostic products. The Company's gross margins from sales of antibodies to partners are higher than its gross margin from sales of its completed diagnostic kits.

   The decrease in contract revenues for the year ended December 31, 1995 as compared to the year ended December 31, 1994 was primarily due to the achievement of certain milestones and expansion of certain marketing and distribution rights with Glaxo Wellcome in 1994, which in the aggregate amounted to $14,000,000. Contract revenues for the year ended December 31, 1995 and 1994 included $10,000,000 and $9,500,000, respectively, recognized pursuant to the Company's agreements with Lilly as a result of the Company's achievement of milestones in the development of ReoPro. Contract revenues for the year ended December 31, 1994 also included $1,652,000 recognized pursuant to the Company's development agreement with Tocor II. As a result of an exchange offer which was completed in March 1994 and pursuant to which the Company acquired all of the outstanding callable common stock of Tocor II (the "Exchange Offer"), the revenues under the Tocor II research program terminated in 1994. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and its achievement of milestones under current arrangements.

   Cost of sales increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to the initiation of sales of ReoPro and Panorex. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1996, the extent of which will depend primarily on the amount and mix of products sold. Beginning in 1997, the Company is required to make certain royalty payments to Lilly up to a designated level of sales of ReoPro. See Part I Item 1 "Business--Marketing and Sales." The Company's gross margins from sales of its therapeutic products were approximately 45% of such sales for the year ended December 31, 1995. There were no sales of therapeutic products in 1994. The Company's gross margins from sales of its diagnostic products were approximately 60% of such sales for the years ended December 31, 1995 and 1994, respectively.

   Research and development expenses for the year ended December 31, 1995 decreased as compared to the year ended December 31, 1994 due principally to the capitalization as inventory in 1995 of certain costs associated with the manufacture of ReoPro and Panorex. In 1994, such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. Clinical trial expenses increased in 1995 as compared to 1994 because of the Company's efforts to obtain regulatory approvals for additional indications of therapeutic products and further developing other therapeutic and diagnostic product opportunities. The level of the Company's total research and development expenses in future periods is dependent upon the extent of clinical trial-related activities.

   Marketing, general and administrative expenses for the year ended December 31, 1995 increased as compared to the year ended December 31, 1994 due principally to increases in facilities, insurance and market development expenses. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to 1995 levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products.

   Interest income increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due principally to an increase in interest rates on investments and an increase in the Company's average cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

   Interest expense decreased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due principally to a one-time adjustment of $2,200,000 on a loan which was renegotiated with the Commonwealth of Pennsylvania. Interest expense in future periods will depend upon the level of debt outstanding. The Company intends to redeem the 7 1/4% Convertible Subordinated Notes due February 1, 2001 (the "7 1/4% Convertible Notes") which will reduce the Company's interest expense. See Note 20 to the Company's Consolidated Financial Statements.

   Other income increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to the Company's equity in earnings of a company in which Centocor has invested. The Company does not expect any significant additional income from this investment in the near future.

   Other income (expenses) also includes a charge to operations of $3,750,000 for the year ended December 31, 1995 relating to the settlement of certain class action securities litigation. The results of operations for the year ended December 31, 1995 also included a charge to costs and expenses of $1,642,000 for severance costs related to a reduction in the level of the Company's personnel in the fourth quarter of 1995.


 Year ended December 31, 1994 compared to year ended December 31, 1993

   The decrease in sales for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is principally due to lower sales of certain diagnostic reagents and the discontinuance of certain diagnostic product lines.

   Contract revenues for the year ended December 31, 1994 included $1,652,000 recognized pursuant to the Company's agreements with Tocor II, as compared to $10,109,000 for the year ended December 31, 1993. As a result of the Exchange Offer, the revenues under the Tocor II research program terminated in 1994. The decrease in contract revenue from Tocor II was principally offset by an increase in contract revenues recognized from Lilly and Glaxo Wellcome in connection with the achievement of milestones and the expansion of certain marketing and distribution rights. Contract revenues for the year ended December 31, 1994 included $9,500,000, as compared to $5,000,000 for the year ended December 31, 1993, recognized pursuant to the Company's agreements with Lilly. The Company recorded $14,000,000 and $10,000,000 of contract revenues for the years ended December 31, 1994 and 1993, respectively, pursuant to the Company's agreements with Glaxo Wellcome.

   Cost of sales increased for the year ended December 31, 1994 as compared to the year ended December 31, 1993 due to the mix of diagnostic products sold. The Company is required to make certain royalty payments based on sales of products, which payments represent a significant percentage of cost of sales. Gross margins decreased from 67% in 1993 to 60% in 1994. Such decrease was due to the higher percentage of diagnostic reagent sales in 1993 as compared to 1994, on which the Company realizes higher margins than on sales of its diagnostic kits.

   Research and development expenses increased for the year ended December 31, 1994 as compared to the year ended December 31, 1993 due principally to costs associated with increased clinical trials and regulatory activities related to products under development.

   Marketing, general and administrative expenses for the year ended December 31, 1994 decreased as compared to the year ended December 31, 1993 due principally to reductions in sales and administrative staffs, marketing expenses and other cost reductions.

   The results of operations for the year ended December 31, 1994 included a charge to earnings of $36,966,000 for acquired research and development in connection with the Exchange Offer. The results of operations for the year ended December 31, 1994 also included charges of $7,870,000 related to the writedown of certain facilities and equipment and $17,098,000 representing a royalty buyout relating to ReoPro. Additionally, a charge of $1,275,000 related to a litigation settlement was recorded in the fourth quarter of 1994.

   The results of operations for the year ended December 31, 1993 included restructuring charges of $4,273,000 related to reserves for certain fixed assets no longer used or subsequently disposed of and $5,114,000 principally related to severance. A charge of $3,500,000 related to HA-1A inventory was recorded in the fourth quarter of 1993. The Company commenced sales of HA-1A, a therapeutic product intended for the treatment of patients with severe sepsis resulting from Gram-negative bacterial infections, in Europe in 1990. The Company voluntarily discontinued sales of HA-1A in 1993, as a result of data from a U.S. clinical trial of HA-1A.

   Interest income increased in the year ended December 31, 1994 as compared to the year ended December 31, 1993 due principally to an increase in the Company's cash and investment balances as a result of the Exchange Offer. During 1994, the Company recorded unrealized losses of $3,649,000 compared to $2,477,000 for 1993, due to other than temporary reductions in the market value of marketable equity investments below the Company's cost for such investments.

Quarterly Results

   The following table sets forth certain unaudited consolidated statement of operations data for the three years ended December 31, 1995 (in thousands):

                                                                      Quarter Ended
                                                     March 31,    June 30,     Sept. 30,   Dec. 31,
                                                          1993        1993          1993       1993
   Total revenues                                     $ 14,978    $ 13,753      $ 16,729   $ 30,470

   Cost and expenses:
      Cost of sales                                      3,894       3,983         3,842      4,100
      Research and development                          18,711      16,760        15,964     14,678
      Marketing, general and administration              9,630       9,664         8,420      8,150
      Special charges                                    4,273       5,114            -       3,500
                                                      --------    --------      --------   --------
   Total costs and expenses                             36,508      35,521        28,226     30,428

   Other income (expenses)                              (3,999)     (4,254)       (4,307)    (7,066)
                                                      --------    --------      --------   --------
   Net loss                                           $(25,529)   $(26,022)     $(15,804)  $ (7,024)
                                                      ========    ========      ========   ========

                                                     March 31,    June 30,     Sept. 30,   Dec. 31,
                                                          1994        1994          1994       1994
   Total revenues                                     $ 15,273    $ 16,384      $ 12,927   $ 22,642

   Cost and expenses:
      Cost of sales                                      3,630       4,471         3,652      4,231
      Research and development                          14,389      16,666        15,701     23,247
      Marketing, general and administration              6,818       6,809         7,159      4,583
      Special charges                                   36,966          -             -      24,968
                                                      --------    --------      --------   --------
   Total costs and expenses                             61,803      27,946        26,512     57,029

   Other income (expenses)                              (4,107)     (3,856)       (3,994)    (8,637)
                                                      --------    --------      --------   --------

   Net loss                                           $(50,637)   $(15,418)     $(17,579)  $(43,024)
                                                      ========    ========      ========   ========
                                                     March 31,    June 30,     Sept. 30,   Dec. 31,
                                                          1995        1995          1995       1995
   Total revenues                                     $ 23,995    $ 20,754      $ 19,155   $ 15,012

   Cost and expenses:
      Cost of sales                                      8,625       8,071         7,271      5,199
      Research and development                          13,501      17,008        18,376     17,350
      Marketing, general and administration              7,494       7,120         7,643      6,919
      Special charges                                       -           -             -       1,642
                                                      --------    --------      ---------  --------

   Total costs and expenses                             29,620      32,199        33,290     31,110

   Other income (expenses)                              (2,617)     (5,864)        1,980     (3,328)
                                                      --------    --------      --------   --------

   Net loss                                           $ (8,242)   $(17,309)     $(12,155)  $(19,426)
                                                      ========    ========      ========   ========

   The Company's losses, as a percentage of total revenues, have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the timing of research and development expenses, the level of product sales, the completion or commencement of significant contracts, and foreign exchange fluctuations.

Liquidity and Capital Resources

   The Company has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. The Company's product sales have not produced sufficient revenues to cover the Company's operating costs. Consequently, the Company has experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities.

   The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ended December 31, 1995, sales of the Company's products, including ReoPro and Panorex, did not generate sufficient revenue to result in positive cash flow for the year. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's therapeutic product candidates under development and diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or other product candidates will have a material adverse effect on the Company.

   Until significant and sustained levels of therapeutic product sales are achieved, the Company expects that it will need to secure significant additional funding in the future from collaborative arrangements with pharmaceutical companies or from the capital markets. There can be no assurance that sufficient additional funding will be available to the Company or that the Company can obtain additional collaborations with established pharmaceutical companies and receive payments for product rights and/or the achievement of milestones under such collaborative agreements. Even if the Company obtains such funding, there can be no assurance that such funding will be sufficient to sustain the Company's operations until it generates positive cash flows from operations.

   At December 31, 1995, the Company had cash, cash equivalents and investments of $137,206,000, including equity investments of $5,769,000. For the year ended December 31, 1995, the Company had negative cash flows from operations of $56,551,000. The Company's total cash flows for the year ended December 31, 1995 included the receipt of $18,557,000 from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options. The Company's total cash, cash equivalents and investments decreased by $47,301,000 from December 31, 1994, principally as a result of cash used for operations, debt repayments, and purchases of fixed assets partially offset by cash received from the exercise of warrants and options as discussed above. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1996.

   Agreements covering $18,289,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company is currently not in compliance with certain of these covenants; however, the Company has obtained waivers of such covenants on the condition that it maintain certain investments at the lending bank, which at December 31, 1995 totaled $20,000,000. The Company has classified this $18,289,000 of debt as short-term. Additionally, $7,500,000 of the Company's short-term debt is secured by investments at the lending bank of $7,500,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

   Inventory at December 31, 1995 increased as compared to December 31, 1994 due primarily to the production of ReoPro and Panorex.

   Gross fixed assets at December 31, 1995 increased as compared to December 31, 1994, principally due to the investment of $4,845,000 for the purchase of fixed assets, in addition to the impact of exchange rates on fixed assets denominated in foreign currencies. The Company expects to make investments in fixed assets of approximately $4,100,000 in 1996. At the Company's present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to reduce the carrying value of certain fixed assets will not be required in the future.

   Long-term investments at December 31, 1995 increased as compared to December 31, 1994, principally due to the increase in market value of a certain equity investment classified as available for sale.

   Centocor has an exclusive option to purchase the limited partnership interests in CPIII. Centocor's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to 15% of the total capital contributions of such limited partner (approximately $7,926,000 in the aggregate) and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. Centocor commenced commercial sales of ReoPro in January 1995 and, as of December 31, 1995, the limited partners of CPIII had received cumulative distributions of approximately $1,796,000. If the Company elects to exercise this option, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in shares of the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. If Centocor does not exercise this option, it will have no rights to the technology or products developed on behalf of CPIII, including ReoPro.

   The Company has entered into indemnity agreements with CPIII, the former limited partners of Centocor Cardiovascular Imaging Partners, L.P. ("CCIP") and CPII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

   In March 1996, the Company completed a public offering for 3,500,000 shares of the Company's Common Stock, par value $.01 per share, and an additional 525,000 shares to cover over-allotments at $33.00 per share. The net proceeds to the Company from the offering are estimated to be approximately $126.2 million after deducting underwriting discounts and commissions paid by the Company.

   The Company also called for redemption the 7 1/4% Convertible Notes at a redemption price of 103.222% of the outstanding principal amount. At December 31, 1995, the outstanding principal amount of the 7 1/4% Convertible Notes was $106,640,000. If, at the time of redemption, the market price of Centocor's Common Stock exceeds the $28.64 per share effective conversion price of the 7 1/4% Convertible Notes, Centocor anticipates that some or all of the holders of the 7 1/4% Convertible Notes will exercise their rights to convert the 7 1/4% Convertible Notes into the Company's Common Stock. To the extent the holders do not exercise such rights, the Company intends to use the proceeds from this offering to redeem the 7 1/4% Convertible Notes remaining outstanding.

   The balance of the proceeds not used to redeem 7 1/4% Convertible Notes, if any, will be utilized for working capital and other corporate purposes, which may include expenses associated with the development and clinical testing of therapeutic products, reduction of debt, purchase of the CPIII partnership interests and other acquisitions. The Company is not currently in discussions with respect to any acquisitions. Pending such uses, the Company intends to invest the net proceeds from this offering in short-term, investment grade, interest-bearing securities.

   Interest on these notes will cease to accrue and the Company's cash outflows in future periods will be reduced accordingly. See Note 20 to the Company's Consolidated Financial Statements.

Legal Proceedings

   The Company is subject to certain litigation, as more fully described under
Part I Item 3 "Legal Proceedings." While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that such legal proceedings will not have a material adverse effect on the Company.

Royalties

   The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its options to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro. Beginning in 1997, the Company is required to make certain royalty payments to Lilly up to a designated level of sales of ReoPro.

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


Product Liability

   The testing and marketing of medical products entails an inherent risk of product liability. The Company maintains limited product liability insurance coverage. Centocor's business may be materially adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.


Foreign Currency

   Certain of the Company's sales are denominated in currencies other than the U.S. dollar. Additionally, the Company conducts operations in countries other than the United States, primarily its manufacturing facility in Leiden, The Netherlands. The Company's consolidated financial statements are denominated in U.S. dollars, and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of reporting the Company's consolidated financial results. To date, exchange rate fluctuations have not had a material net effect on the Company's financial results. The Company does not currently engage in any derivatives transactions as a hedge against foreign currency fluctuations.

Inflation

   The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

Item 8:  Financial Statements and Supplementary Data
----------------------------------------------------

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            (In thousands)

December 31,                                                     1995              1994
------------------------------------------                  ------------       ------------
ASSETS

Current assets:


         Cash and cash equivalents  (Notes 5, 9, 13 and 20)      $16,002            $78,925
         Short-term investments (Notes 5, 9 and 13)              115,435            102,663
         Accounts and contracts receivable                        11,489             11,842
         Interest receivable                                       1,648              1,082
         Inventory (Note 6)                                       20,783             16,682
         Prepaid expenses                                          2,959              2,722
         Other current assets                                        653              1,041
                                                            ------------       ------------
                                                                 168,969            214,957



Fixed assets (Notes 9 and 19):
         Land and buildings                                       72,980             71,137
         Equipment, furniture, fixtures and
            improvements                                          69,884             60,671
                                                            ------------       ------------
                                                                 142,864            131,808
         Less accumulated depreciation                           (74,727)           (61,768)
                                                            ------------        -----------
                                                                  68,137             70,040

Long-term investments (Note 5)                                     5,769              2,919

Intangible and other assets (Note 7)                              17,409             17,999
                                                            ------------       ------------
             Total assets                                       $260,284           $305,915
                                                            ============       ============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

December 31,                                                                 1995          1994
---------------------------------------                                  ------------   ----------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

          Accounts payable                                                     $4,126        $6,383
          Accrued expenses (Note 8)                                            26,139        26,378
          Unearned revenues                                                        83         1,407
          Notes payable (Note 9)                                                7,500         6,897
          Current portion of
            long-term debt (Note 9)                                            18,289        26,182
                                                                         ------------   -----------
                                                                               56,137        67,247

Long-term debt (Notes 9 and 20)                                               231,640       231,640


Other liabilities                                                               1,286         1,240

Minority Interest                                                                 617           510

Shareholders' equity (Notes 3, 10, 13 and 20):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued                                   -             -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            58,538 and 57,081 issued and
            outstanding at December 31, 1995
            and  1994, respectively                                               585           571
          Additional paid-in capital                                          770,068       750,175
          Accumulated Deficit                                                (808,839)     (751,707)
          Unrealized gain on marketable
            securities                                                          2,342             -
          Cumulative foreign currency
            translation adjustments                                             6,448         6,239
                                                                         ------------   -----------
                                                                              (29,396)        5,278
                                                                         ------------   -----------
              Total liabilities and
                shareholders' equity                                         $260,284      $305,915
                                                                         ============   ===========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)

---------------------------------------------------------------------------------------
For the years ended December 31,                          1995        1994        1993
---------------------------------------------------------------------------------------
Revenues:
 Sales                                                  $65,001     $39,984     $48,071
 Contracts (including related party revenues of:
  $1,652 in 1994 and $10,109 in 1993) (Note 12)          13,915      27,242      27,859
                                                     -----------  ----------  ----------
                                                         78,916      67,226      75,930

Costs and expenses:
 Cost of sales                                           29,166      15,984      15,819
 Research and development (including contract
  revenue related party expenses of $1,572
  in 1994 and $9,414 in 1993)                            66,235      70,003      66,113
 Marketing, general and administrative (including
  contract revenue related party expenses of $343
  in 1994 and $2,327 in 1993)                            29,176      25,369      35,864
 Charge for acquired research and
  development (Note 13)                                       -      36,966           -
 Other charges (Note 19)                                  1,642      24,968      12,887
                                                     -----------  ----------  ----------
                                                        126,219     173,290     130,683

Other income (expenses):
 Interest income                                         10,126       5,999       4,192
 Interest expense                                       (17,001)    (19,821)    (20,087)
 Net loss on long-term investments (Note 14)                  -      (3,649)     (2,477)
 Litigation settlement (Note 14)                         (3,750)     (1,275)          -
 Other                                                      796      (1,848)     (1,254)
                                                     -----------  ----------  ----------
                                                         (9,829)    (20,594)    (19,626)


Net loss                                               ($57,132)  ($126,658)   ($74,379)
                                                    ============ =========== ===========

Net loss per share                                       ($0.98)     ($2.55)     ($1.79)
                                                    ============ =========== ===========
Weighted average number of shares
 outstanding                                             58,207      49,597      41,482
                                                     ===========  =========== ===========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (In thousands)

-----------------------------------------------------------------------------------------------
Years ended December 31,                                        1995        1994       1993
-----------------------------------------------------------------------------------------------
Cash flows used for operating activities:
    Net loss                                                  ($57,132)  ($126,658)  ($74,379)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
       Charge for acquired research and development                  -      36,966          -
       Special charges                                               -       9,145      6,528
       Net loss on long-term investments                             -       3,649      2,477
       Provisions for depreciation and amortization             16,394      18,164     25,804
       Amortization of deferred income                          (1,616)     (3,067)      (268)
       Other                                                       204       2,413      1,157
       Changes in assets and liabilities:
              Accounts and contracts receivable                    378       1,330        490
              Interest receivable                                 (542)       (466)     1,296
              Inventory                                         (4,519)     (2,344)      (591)
              Prepaid expenses                                  (3,568)     (2,809)    (1,606)
              Other current assets                                 462          81        529
              Intangible and other assets                       (1,456)     (1,423)    (1,759)
              Accounts payable                                  (2,425)       (962)     2,753
              Unearned revenue                                      46       1,675        152
              Accrued expenses and other liabilities            (2,941)     (1,162)    (5,157)
              Other long-term liabilities                          164         948        277
                                                              --------   ---------   --------
      Net cash used for operating activities                   (56,551)    (64,520)   (42,297)

  Cash flows (used for) from investing activities:
    Purchases of investments                                  (147,381)    (98,808)  (168,643)
    Sales of investments                                       136,490     127,250    203,840
    Purchases of fixed assets                                   (4,845)     (4,555)    (2,008)
    Proceeds from sale of St. Louis facility                         -           -     11,913
    Acquisition of Tocor II, net of cash acquired                    -       3,991          -
                                                              --------   ---------   --------
      Net cash (used for) from investing activities            (15,736)     27,878     45,102

  Cash flows from financing activities:
    Net proceeds from issuance of  Common Stock                 18,557      71,633     23,123
    Proceeds from issuance of debt                                   -           -      2,500
    Reduction of debt                                           (9,615)     (2,788)    (9,453)
                                                              --------   ---------   --------
      Net cash from financing activities                         8,942      68,845     16,170
  Effect of foreign currency translation                           422         512     (1,261)
                                                              --------   ---------   --------

  Net (decrease) increase in cash and cash equivalents         (62,923)     32,715     17,714
  Beginning cash and cash equivalents                           78,925      46,210     28,496
                                                              --------   ---------   --------
  Ending cash and cash equivalents                             $16,002     $78,925    $46,210
                                                              ========   =========   ========

  See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)


--------------------------------------------------------------------------------------------------------------------------------

                                           Common Stock                                        Net Unrealized    Cumulative
                                        -----------------                                      gain (loss) on  foreign currency
                                       Number of                 Additional      Accumulated      Marketable     translation
                                        shares     Par value   paid in capital    Deficit         Securities     adjustments
--------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1992             41,192        $412            $575,072     ($550,670)            $ -       $5,907

 Issued to Glaxo Wellcome  (Note 10)       2,000          20              19,980             -               -            -
 Issued upon exercise of options and
   warrants or as stock grants               329           3               2,908             -               -            -
 Issued to employee benefit plan              57           1                 970             -               -            -
 Vested pursuant to
   restricted stock award plan                94           1               2,208             -               -            -
 Translation adjustments                       -           -                   -             -               -         (992)
 Carrying value adjustments                    -           -                   -             -            (635)           -
 Net loss                                      -           -                   -       (74,379)              -            -
                                       -------------------------------------------------------------------------------------
 Balance at December 31, 1993             43,672         437             601,138      (625,049)           (635)       4,915

 Issued to Glaxo Wellcome  (Note 10)         140           1               3,500             -               -            -
 Issued pursuant to the Tocor II
   exchange offer (Note 13)                7,014          70              84,259             -               -            -
 Warrants retired pursuant to Tocor II
   exchange offer (Note 13)                    -           -              (8,492)            -               -            -
 Issued upon exercise of options and
   warrants or as stock grants             6,151          62              68,070             -               -            -
 Issued to employee benefit plan              17           -                 208             -               -            -
 Vested pursuant to
   restricted stock award plan                87           1               1,492             -               -            -
 Translation adjustments                       -           -                   -             -               -        1,324
 Carrying value adjustments                    -           -                   -             -             635            -
 Net loss                                      -           -                   -      (126,658)              -            -
                                       -------------------------------------------------------------------------------------
 Balance at December 31, 1994             57,081         571             750,175      (751,707)              -        6,239

 Issued upon exercise of options and
   warrants or as stock grants             1,388          14              18,323             -               -            -
 Issued to employee benefit plan              31           -                 511             -               -            -
 Vested pursuant to
   restricted stock award plan                38           -               1,059             -               -            -
 Translation adjustments                       -           -                   -             -               -          209
 Carrying value adjustments                    -           -                   -             -           2,342            -
 Net loss                                      -           -                   -       (57,132)              -            -
                                       -------------------------------------------------------------------------------------
 Balance at December 31, 1995
   (Note  20)                             58,538        $585            $770,068     ($808,839)         $2,342       $6,448
                                       =====================================================================================

 See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements


Note 1
Description of Business

   Centocor is a biotechnology company that develops therapeutic and diagnostic human health care products for cardiovascular, autoimmune and infectious diseases and cancer. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies, with additional programs in genetic vaccines and peptides.

Note 2
Summary of Significant Accounting Policies

   Basis of Presentation
   ---------------------

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and a 75% interest in a joint venture.

   Use of estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Investments
   -----------

   The Company classifies investments with original maturities of three months or less as cash equivalents. Investments with maturities of one year or less are classified as short-term.

   Short-term marketable securities are carried at cost, which approximates market value. Long-term debt securities which the Company has the ability and intent to hold until maturity are carried at cost. The equity investments classified as available for sale are carried at estimated fair value with unrealized gains and losses recorded as a component of shareholders' equity.

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

   Fixed Assets and Depreciation
   -----------------------------

   Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, the depreciable lives are as follows:

   Equipment and Furniture and Fixtures     3-5 years
   Land improvements                         10 years
   Leasehold improvements                    10 years
   Building and Building improvements      31.5 years

                  Notes to Consolidated Financial Statements

   Leasehold improvements are amortized over the applicable lease period or their estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense, and major renewals and improvements are capitalized.

   Intangible Assets
   -----------------

   Intangible assets are stated at cost, net of accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, generally 10 to 20 years. Intangible assets at December 31, 1995 and 1994 were $8,445,000 and $9,653,000, respectively, net of accumulated amortization of $7,282,000 and $4,229,000 at December 31, 1995 and 1994, respectively. Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.

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

   Income Taxes
   ------------

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company has a net operating loss carryforward for tax purposes that begins to expire in 2005. Since realization of the tax benefit associated with this carryforward is not assured, a valuation allowance was recorded against this tax benefit. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of these losses may be limited. The Company believes that any such limitation will not have a material impact on the utilization of these carryforwards.

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

   Foreign Currency Translation
   ----------------------------

   Assets and liabilities of subsidiaries denominated in foreign currencies are translated at rates in effect at the appropriate year-end. Revenues and expenses of such subsidiaries are translated at average rates of exchange for the period of operation. The differences resulting from such translation as compared to the equity of such subsidiaries translated at historical rates are included in cumulative foreign currency translation adjustments, a separate component of shareholders' equity. The Company believes that the aggregate foreign currency transaction gains/losses do not have a significant effect on its financial statements.

                  Notes to Consolidated Financial Statements

   New Accounting Standards
   ------------------------

   In June 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of ("Statement 121") which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt Statement 121 for 1996. The Company believes the adoption of Statement 121 will not have a significant effect on its financial statements.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation ("Statement 123"), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company is currently evaluating the requirements of Statement 123.

Note 3
Commitments and Contingencies

   Liquidity and Capital Resources
   -------------------------------

   The Company has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. The Company's product sales have not produced sufficient revenues to cover the Company's operating costs. Consequently, the Company has experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities.

   The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ended December 31, 1995, sales of the Company's products, including ReoPro and Panorex, did not generate sufficient revenue to result in positive cash flow for the year. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's therapeutic product candidates under development and diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or other product candidates will have a material adverse effect on the Company.

   Until significant and sustained levels of therapeutic product sales are achieved, the Company expects that it will need to secure significant additional funding in the future from collaborative arrangements with pharmaceutical companies or from the capital markets. There can be no assurance that sufficient additional funding will be available to the Company or that the Company can obtain additional collaborations with established pharmaceutical companies and receive payments for product rights and/or the achievement of milestones under such collaborative agreements. Even if the Company obtains such funding, there can be no assurance that such funding will be sufficient to sustain the Company's operations until it generates positive cash flows from operations.

   Legal Proceedings
   -----------------

   In October 1992, the Company was served with a complaint filed by Velos in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license

Notes to Consolidated Financial Statements


agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent application and foreign patents. The patents and applications include claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections, the targeted indication of HA-1A. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Lilly. The complaint did not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed on June 22, 1993 with leave to replead. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint. In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery is in progress, and trial is scheduled for November 1996. The Company has moved for partial summary judgment with respect to the plaintiff's claim that under its license agreement, Lilly is allegedly a sublicensee of Centocor, thereby purportedly entitling plaintiff to a significant part of the funds paid by Lilly to Centocor. The Company believes that the allegations of Velos are without merit and intends to vigorously defend this suit and to pursue its counterclaim.

   On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor and Tocor II was filed in the Court of Common Pleas of Chester County, Pennsylvania. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. Plaintiff took no additional action to obtain an injunction and the exchange offer was made and consummated. A motion for class certification is pending. No trial date has been fixed. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend this suit.

   In July 1995, PaineWebber, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in CPII and CPIII, research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The theories of recovery are similar to those asserted by Velos in 1992, as described above. The Company has moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum. The suit by PaineWebber R&D II, L.P., was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and CDC III, a wholly owned subsidiary of the Company which acts as the general partner of CPIII are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an

                  Notes to Consolidated Financial Statements

increased percentage of the profits from ReoPro to CPIII going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDC III and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber. The two Delaware suits have been consolidated and discovery is proceeding. No trial date has been fixed. In addition, on February 13, 1996, an additional suit was filed in the Court of Common Pleas for Chester County for the Commonwealth of Pennsylvania by an alleged former limited partner in CPII, against the Company, Lilly and an officer and a director of the Company. The complaint purports to be a class action on behalf of all former limited partners of CPII and asserts claims of breach of contract, breach of fiduciary duty and breach of duty of good faith and fair dealing and states theories of recovery similar to those asserted by PaineWebber R&D Partners, L.P., as described above. The Company believes that the allegations of the plaintiffs in these suits are without merit and intends to vigorously defend them.

    While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.

   Partnerships
   ------------

   Centocor has an exclusive option to purchase the limited partnership interests in CPIII. Centocor's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to 15% of the total capital contributions of such limited partner (approximately $7,926,000 in the aggregate) and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. Centocor commenced commercial sales of ReoPro in January 1995 and, as of December 31, 1995, the limited partners of CPIII had received cumulative distributions of approximately $1,796,000. If the Company elects to exercise this option, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in shares of the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. If Centocor does not exercise this option, it will have no rights to the technology or products developed on behalf of CPIII, including ReoPro.

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

   Royalties
   ---------

   The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro. Beginning in 1997, the Company is required to make certain royalty payments to Lilly up to a designated level of sales of ReoPro.

   The Company has entered into agreements to support research at certain research institutions. These agreements, which grant the Company licenses and/or options to license certain technology resulting from the

                  Notes to Consolidated Financial Statements

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

   Product Liability
   -----------------

   The testing and marketing of medical products entails an inherent risk of product liability. The Company maintains limited product liability insurance coverage. Centocor's business may be materially adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.

Note 4
Collaborative Arrangements

Relationship with Eli Lilly and Company
---------------------------------------

   In July 1992, Centocor and Lilly entered into a Sales and Distribution Agreement. Under that Agreement, Centocor is principally responsible for developing and manufacturing ReoPro, and Lilly will assist Centocor in the regulatory filings and continued development of ReoPro for various clinical indications. Also, in the event Centocor cannot manufacture ReoPro or under certain other circumstances, such as material breach of the agreement by or the bankruptcy of Centocor, Lilly has the option to assume the manufacture of ReoPro and assure the continued supply of the product, even to the extent of acquiring Centocor's related manufacturing assets at their independently appraised values.

Relationship with Glaxo Wellcome plc
------------------------------------

   In November 1993, Centocor and Glaxo Wellcome entered into an alliance agreement for the development and marketing of certain of Centocor's monoclonal antibody-based cancer therapeutic products, including Panorex. In November 1994, Centocor and Glaxo Wellcome amended their alliance agreement and Glaxo Wellcome became the exclusive worldwide distributor for Panorex. Under the agreement, Glaxo Wellcome is responsible principally for the continuing clinical development of Panorex, and Centocor is responsible principally for manufacturing Panorex and securing regulatory approvals.

                  Notes to Consolidated Financial Statements


Note 5
Cash Equivalents and Investments

   The Company's equity investments classified as available for sale are carried at estimated fair value with unrealized gains and losses recorded as a component of shareholders' equity. The Company's other investments which the Company has the ability and intent to hold to maturity are carried at amortized cost.

   At December 31, 1995, securities classified as available for sale and held to maturity are summarized below (in thousands).


                                                       Estimated
                                        Adjusted       Unrealized     Carrying
                                            Cost    Gains    (Losses)    Value
                                            ----    -----    --------    -----
Investments available for sale:
Equity securities                       $  3,427  $ 2,342       $   -  $ 5,769
                                         =======   ======        ====   ======


                                                      Estimated
                                        Carrying      Unrealized          Fair
                                           Value    Gains    (Losses)    Value
                                           -----    -----    --------    -----
Investments held to maturity:
    Securities and obligations of
      the U.S. Treasury and other
      U.S. government agencies          $ 70,622     $148    $ (2)     $70,768
    Certificates of deposit               32,801        -        -      32,801
    Corporate bonds and
      commercial paper                    24,260       62      (1)      24,321
                                          ------       --        -      ------
                                        $127,683     $210    $ (3)    $127,890
                                         =======      ===      ===     =======

    At December 31, 1995, these securities were classified as follows (in thousands):

    Cash equivalents                    $ 12,248
    Short-term investments               115,435
    Long-term investments                  5,769
                                           -----
                                        $133,452
                                         =======

   The Company has agreed to maintain investments with fair values of $27,500,000 as of December 31, 1995 at certain banks as collateral for loans from those banks. See Note 9.

                  Notes to Consolidated Financial Statements

          At December 31, 1994, securities classified as available for sale and held to maturity are summarized below (in thousands).

                                                      Estimated
                                     Adjusted         Unrealized      Carrying
                                         Cost     Gains    (Losses)      Value
                                         ----     -----    --------      -----
Investments available for sale:
    Equity securities                 $ 2,919  $      -    $      -    $ 2,919
                                       ======   =======     =======     ======
                                                      Estimated
                                     Carrying         Unrealized      Carrying
                                        Value     Gains    (Losses)      Value
                                        -----     -----    --------      -----
Investments held to maturity:
    Securities and obligations of
      the U.S. Treasury and other
      U.S. government agencies        $59,485   $     3    $   (242)   $59,246
    Certificates of deposit            28,812         -           -     28,812
    Corporate bonds and
      commercial paper                 28,151        12        (112)    28,051
                                       ------    ------     -------     ------
                                     $116,448   $    15    $   (354)  $116,109
                                      =======    ======     =======    =======

    At December 31, 1994, these securities were classified as follows (in thousands):

    Cash equivalents          $ 13,785
    Short-term investments     102,663
    Long-term investments        2,919
                              --------
                              $119,367
                              ========

Note 6
Inventory

       Inventory consists of the following (in thousands):

       December 31,          1995     1994
                             ----     ----

       Raw materials       $4,965  $ 3,564
       Work in process      9,382    8,973
       Finished goods       6,436    4,145
                           ------  -------
                          $20,783  $16,682
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

                  Notes to Consolidated Financial Statements

Note 7
Intangibles and Other Assets

    Intangibles and other assets consist of the following (in thousands):


    December 31,                    1995     1994
                                    ----     ----

    Licenses                     $ 4,126  $ 3,517
    Goodwill                       5,502    5,847
    Debt issuance costs            3,854    4,566
    Other                          3,927    4,069
                                 -------  -------
                                 $17,409  $17,999
                                 =======  =======

          Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.

Note 8
Accrued Expenses

    Accrued expenses consist of the following (in thousands):


    December 31,                 1995     1994
                                 ----     ----

    Compensation              $ 3,191  $ 2,621
    Interest                    5,473    6,681
    Research                    4,942    3,790
    Other                      12,533   13,286
                              -------  -------
                              $26,139  $26,378
                              =======  =======

Note 9
Debt

    Note Payable

    Note payable at December 31, 1995 and 1994 consists of $7,500,000 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 5.26 percent per annum at December 31, 1995, payable in Dutch guilders no later than March 28, 1996. These borrowings are secured by investments at the lending bank of $7,500,000 (see "Loan Covenants").

    Long-term debt

    Long-term debt consists of the following (in thousands):

    December 31,                                 1995       1994
                                                 ----       ----
    7 1/4% Convertible Notes                 $106,640   $106,640
    6 3/4% Convertible Debentures             125,000    125,000
    Mortgage Debt                               9,101     15,941
    Long-term Note                              9,188     10,241
                                             --------   --------
                                              249,929    257,822
 Current Portion                              (18,289)   (26,182)
                                             --------   --------
                                             $231,640   $231,640
                                             ========   ========

                  Notes to Consolidated Financial Statements

          7 1/4% Convertible Notes

          On January 28, 1991, the Company issued $106,645,000 principal amount of 7 1/4% Convertible Notes due February 1, 2001. The 7 1/4% Convertible Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7 1/4% Convertible Notes are subordinated in right of payment to senior indebtedness at December 31, 1995 of $25,789,000 and all future senior indebtedness of the Company, and rank pari passu with the 6 3/4% Convertible Debentures described below. The 7 1/4% Convertible Notes are redeemable by the Company for cash in whole or in part until February 1, 2001 at amounts ranging up to 105 percent of the principal amount of the 7 1/4% Convertible Notes. The Company may be required to redeem the 7 1/4% Convertible Notes at their principal amount at the option of the holders of the 7 1/4% Convertible Notes in certain limited circumstances, including a change in control of the Company. See Note 20.

          6 3/4% Convertible Debentures

          On October 16, 1991, the Company issued $125,000,000 principal amount of 6 3/4% Convertible Debentures due October 16, 2001. The 6 3/4% Convertible Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6 3/4% Convertible Debentures are subordinated in right of payment to senior indebtedness at December 31, 1995 of $25,789,000 and all future senior indebtedness of the Company, and rank pari passu with the 7 1/4% Convertible Notes. The 6 3/4% Convertible Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 104 percent of the principal amount of the 6 3/4% Convertible Debentures. The Company may be required to redeem the 6 3/4% Convertible Debentures at their principal amount at the option of the holders of the 6 3/4% Convertible Debentures in certain limited circumstances, including a change in control of the Company.

          Mortgage Debt

          Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. In the United States, the Company repaid such a loan on its maturity date of May 1, 1995 in the amount of $6,442,000. A Netherlands loan, with an outstanding balance of approximately $6,125,000 at December 31, 1995, is payable in Dutch guilders and bears interest at an annual rate of 8 1/4% percent through its final maturity date of September 30, 2011. At December 31, 1995 and 1994 these loans are classified as short-term debt (see "Loan Covenants").

          Long-term Note

          The Company borrowed $9,188,000 under a 9 1/2% percent long-term note which is payable in Dutch guilders. At December 31, 1995 and 1994, this loan is classified as short-term (see "Loan Covenants").

          Loan Covenants

          Agreements covering $18,289,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company is currently not in compliance with certain of these covenants; however, the Company has obtained waivers of such covenants on the condition that it maintains certain investments at the lending bank, which at December 31, 1995 totalled $20,000,000. The Company has classified the $18,289,000 of debt as short-term. Additionally, $7,500,000 of the Company's short-term debt is secured by investments at the lending bank of $7,500,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

                  Notes to Consolidated Financial Statements

          Other

          Scheduled repayments on the mortgage debt and long-term note pursuant to the terms of the related loan agreements are as follows:

          Year ending December 31,

                 1996                $2,692,000
                 1997                 2,809,000
                 1998                 2,814,000
                 1999                 2,818,000
                 2000                 2,261,000
                 Thereafter           4,895,000

          The fair value of the Company's long-term debt at December 31, 1995, principally determined by quoted market prices, was $241,419,000 as compared to its carrying value of $231,640,000. The carrying amount of the Company's debt classified as short-term at December 31, 1995 approximates its fair value.

Note 10
Shareholders' Equity

          Capital Stock

          In 1995 the Company issued 1,388,000 shares of its Common Stock par value $.01 per share ("Common Stock") in connection with the exercise of options and warrants. In 1994, the Company issued 7,014,000 shares of its Common Stock pursuant to the terms of an exchange offer as described in Note 13, 6,151,000 shares of its Common Stock in connection with the exercise of options and warrants and 140,000 shares pursuant to the terms of the extension of the alliance agreement with Glaxo Wellcome. In 1993, the Company issued 2,000,000 shares of its Common Stock pursuant to the terms of an agreement with Glaxo Wellcome. At December 31, 1995, approximately 14,571,000 shares of Common Stock were reserved for issuance upon exercise of warrants and stock options, pursuant to employee retirement savings and stock award plans and agreements, and upon conversion of convertible debt securities. Additionally, at December 31, 1995, approximately 365,000 shares of preferred stock were reserved for issuance under a shareholder rights plan which is further described below. See Note 20.

          Warrants

          At December 31, 1995, warrants to purchase approximately 700,000 shares of the Company's Common Stock were outstanding. The specific exercise prices per share and exercise periods of such warrants are set forth below (in thousands except per share amounts):

Shares Issuable
Upon Exercise             Exercise Period                  Exercise Price Per Share
---------------           ---------------                  ------------------------

     446         Through February 28, 1996                          $13.33
     127         January 1, 1996 through December 31, 1996          $64.50
     127         January 1, 1996 through December 31, 1997          $49.75

                  Notes to Consolidated Financial Statements

Stock Option and Restricted Stock Award Plans

          The Company maintains stock option plans pursuant to which options to purchase a total of approximately 9,050,000 shares of its Common Stock have been authorized for grant to the Company's employees and to its non-employee directors. Under the terms of these plans, the option exercise price may not be less than the fair market value of the underlying stock at the time the option is granted. The options granted under these plans generally expire upon the earlier of the termination of the optionee's employment or service or ten years from the date of the grant. Additionally, non-qualified stock options have been granted to certain directors and employees of, and certain consultants to, the Company pursuant to non-qualified stock option agreements with terms similar to those set forth in the plans. The following table summarizes the activity with respect to the Company's stock options (in thousands except per share amounts):

For the Years ended December 31,
                          1995                     1994                     1993
                  Options  Exercise Price  Options  Exercise Price  Options  Exercise Price
Outstanding,
beginning
of year            4,958    $6.500-53.50    5,770    $6.50-53.50      5,948    $7.38-56.00
Granted              713    $9.875-24.00      726    $9.13-17.94      2,681    $6.50-14.13
Exercised           (678)   $6.875-31.75     (685)   $6.88-16.00       (304)   $7.38-12.00
Canceled            (336)   $6.500-53.50     (853)   $6.88-51.75     (2,555)   $6.88-56.00
                   -----    ------------    -----    -----------     ------    -----------
Outstanding,
end of year        4,657    $6.875-51.75    4,958    $6.50-53.50      5,770    $6.50-53.50
                   =====    ============    =====    ===========     ======    ===========

          During 1993, a substantial number of outstanding options were canceled in exchange for the grant of fewer options with an exercise price equal to the fair market value at date of grant of $7.125 per share. At December 31, 1995, options to purchase a total of approximately 2,887,000 shares of Common Stock were exercisable, and approximately 1,770,000 options become exercisable as follows (in thousands):

          Years ending December 31,   Shares
          -------------------------   ------

          1996                           554
          1997                           712
          1998                           312
          1999                           152
          2000                            40

          The Company maintains a Restricted Common Stock Award Plan, pursuant to which a total of approximately 2,000,000 shares of the Company's Common Stock have been authorized for award to eligible employees. The number of shares awarded in each year and the terms under which such shares vest are determined by the Board of Directors at the time of the award. Generally, a portion of the shares awarded vests annually over a period of five years from the date of the award. As of December 31, 1995, awards of approximately 255,000 shares of the Company's Common Stock were outstanding and are scheduled to vest in the following periods (in thousands):

          Years ending December 31,   Shares
          -------------------------   ------

          1996                            87
          1997                            70
          1998                            64
          1999                            34

                  Notes to Consolidated Financial Statements


          The terms of options unexercisable as of December 31, 1995 for an aggregate of approximately 1,178,000 shares and restricted stock awards unvested as of December 31, 1995 for an aggregate of approximately 187,000 shares provide for the acceleration of the exercisability of such options and the vesting of such restricted stock awards upon the occurrence of certain events constituting a change in control of the Company. Further, in such event, the holders of approximately 2,747,000 options may then choose to receive cash through the exercise of a limited stock appreciation right in lieu of exercising their options.

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

                  Notes to Consolidated Financial Statements

Note 11
Geographic and Customer Information

                     Geographic Information (in thousands)

                                              Income   Identifiable
Years ended December 31,     Revenue          (Loss)         assets
       1995
       United States         $35,272      $ (61,208)       $160,094
       Europe                 43,466          4,076         100,190
       Other                     178              -               -
                             -------      ---------        --------
                             $78,916      $ (57,132)       $260,284
                             =======      =========        ========

       1994
       United States         $59,294      $(112,266)       $233,208
       Europe                  7,932        (14,392)         72,707
                             -------      ---------        --------
                             $67,226      $(126,658)       $305,915
                             =======      =========        ========

       1993
       United States         $66,655      $ (72,601)       $211,411
       Europe                  9,275         (1,778)         69,628
                             -------      ---------        --------
                             $75,930      $ (74,379)       $281,039
                             =======      =========        ========

          Customer Information

          During 1995, approximately 50% of the Company's total product sales were to three customers, as follows: 24% to Lilly, 11% to Glaxo Wellcome and 15% to Toray-Fuji Bionics, Inc.. During 1994, approximately 60% of the Company's total product sales were to four customers, as follows: 10% to Abbott Laboratories, 12% to Boehringer Mannheim GmbH, 13% to CIS bio International and 25% Toray-Fuji Bionics, Inc..

Note 12
Contract Revenues

          Lilly Related

          Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $10,000,000, $9,500,000 and $5,000,000 for the years ended December 31, 1995, 1994 and 1993, respectively, related to the achievement of ReoPro milestones.

          Glaxo Wellcome Related

          Pursuant to the Company's agreements with Glaxo Wellcome, the Company recognized revenues of $14,000,000 and $10,000,000 for the years ended December 31, 1994 and 1993, respectively, principally related to the reimbursement of prior expenses and achievement of milestones associated with Panorex. Glaxo Wellcome may make certain future payments to the Company based on the achievement of certain milestones related to Panorex.

          Related Party Research & Development

          During 1994 and 1993, the Company conducted research and development under a contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee. Such revenues were

                  Notes to Consolidated Financial Statements

recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. See Note 13 for a discussion of an exchange offer which resulted in the termination of the research and development contract and services agreement.

          For the years ended December 31, 1994 and 1993, revenues related to the Tocor II research program were $1,652,000 and $10,109,000 respectively. Expenses incurred, including general and administrative expenses for the years ended December 31, 1994 and 1993 were $1,915,000 and $11,741,000 respectively.

          Additionally, the Company incurred expenses of $29,900,000, $22,850,000, and $19,389,000, for the years ended December 31, 1995, 1994 and
1993, respectively, representing aggregate CPIII research costs funded by the Company in order to continue the progress of the research program and to preserve the value of its purchase option. See Note 3.

          Other

          The Company has entered into various commercialization agreements under which it has recognized revenues from non-refundable fees or milestone payments in support of its research and development efforts. Revenues recorded under these agreements amounted to $3,915,000, $2,090,000, and $2,750,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 13
Charge for Acquired Research and Development

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

          Statements of           For the twelve months ended December 31,
          Operations Data               1994                  1993
          ---------------               ----                  ----
          Revenues                  $ 65,574              $ 65,821
          Loss                      $(90,963)             $(83,143)
          Loss per share            $  (1.78)             $  (1.72)


          Effective March 30, 1994, each remaining share of Tocor II callable Common Stock ("Tocor II Shares") was converted into 2.88 shares of the Company's Common Stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger, holders of Tocor II Shares at the time of the merger were required to surrender the certificates representing Tocor II Shares to an exchange agent in exchange for certificates representing Common Stock of the Company. Through December 31, 1995, stock certificates representing 222,000 shares of the Company's Common Stock had been delivered by the exchange agent in connection with the merger. If all of the remaining Tocor II Shares are surrendered to the exchange agent, stock

                  Notes to Consolidated Financial Statements

certificates representing an additional 145,000 shares of the Company's Common Stock will be delivered. Shares of the Company's Common Stock into which the Tocor II Shares were converted by the merger are not classified as issued and outstanding until the delivery by the exchange agent of the stock certificate representing such shares. Warrants not tendered as part of Units in the exchange offer remain outstanding.

Note 14
Other Income (Expenses)

          The Company recorded a charge to earnings of $3,750,000 and $1,275,000 for the years ended December 31, 1995 and December 31, 1994, respectively, in connection with the settlement of certain litigation. During 1994 and 1993, respectively, the Company recorded a charge to earnings of $3,649,000 and $2,477,000 representing an unrealized loss due to the other than temporary decline in the market value of marketable equity investments below the Company's cost for such investments. Other income (expenses) also includes the Company's equity share of the gain and/or losses of an investee company.

Note 15
Income Taxes

          The components of the deferred tax assets are as follows as of December 31, 1995 and 1994 (in thousands):

                                              1995           1994
                                              ----           ----
          Tax credits                    $   5,424      $   5,424
          Loss carryforwards               229,855        199,375
          Acquired research                 30,357         35,215
          Facilities and equipment           2,326          2,443
          Depreciation                         977            819
          Investments                        1,553          2,947
                                         ---------      ---------
          Total                            270,492        246,223
          Valuation reserve               (270,492)      (246,223)
                                         ---------      ---------
          Net deferred tax assets        $       -      $       -
                                         =========      =========

          The Company recorded a charge for acquired research and development of $36,966,000 in 1994, which was not deductible for U.S. tax purposes. Additionally, at December 31, 1995, the Company had research and development tax credits and other tax credits of $5,043,000 substantially all with expiration dates ranging from 1999 to 2008, and minimum tax credits of $381,000 which do not expire.

          Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at December 31, 1995.

          Of the $270 million valuation allowance at December 31, 1995, $7.6 million relating to deductions for non-qualified stock options will be credited to paid in capital if realized. At December 31, 1995 there were unused foreign tax subsidies that may be used to offset foreign taxable income of approximately $30 million. The Company had net operating loss carryforwards available in the United States for federal income tax purposes of approximately $590 million which will begin to expire at various dates from the year 2005 to 2010. Net operating loss carryforwards may be also be subject to various annual and other limitations on the amounts to be utilized.

                  Notes to Consolidated Financial Statements

Note 16
Leases

          The Company is lessee under various non-cancelable operating leases, covering certain of the Company's facilities and equipment. The facility leases generally provide for the Company to pay all taxes and operating costs associated with the facility.

          The aggregate minimum rental commitments of leases are as follows:

          Years ending December 31,
                 1996                         $2,709,000
                 1997                          2,337,000
                 1998                          1,782,000
                 1999                          1,470,000
                 2000                            777,000
                 Thereafter                    4,078,000

          Rent expense was $3,308,000, $3,189,000, and $5,428,000, for the years ended December 31, 1995, 1994, and 1993, respectively.

Note 17
Supplemental Information on Cash Flows

          Interest paid was $18,358,000, $19,192,000, and $19,421,000, in 1995,
1994, and 1993, respectively.

          During 1994, the Company issued 7,014,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $25,643,000 and acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 13.

                  Notes to Consolidated Financial Statements

Note 18
Quarterly Financial Data (unaudited)


                     (In thousands except per share data)

                                             Three Months Ended
                                  March 31    June 30   September 30  December 31
1995
     Total revenues                $23,995    $ 20,754    $ 19,155     $ 15,012
     Sales                          19,319      17,754      15,860       12,068
     Gross profit from sales        10,694       9,683       8,589        6,869
     Net loss (1) and (2)           (8,242)    (17,309)    (12,155)     (19,426)
     Net loss per share            $  (.14)   $   (.30)   $   (.21)    $   (.33)

                                              Three Months Ended
                                  March 31    June 30   September 30  December 31
1994
     Total revenues               $ 15,273    $ 16,384    $ 12,927     $ 22,642
     Sales                           9,829      12,114       9,319        8,722
     Gross profit from sales         6,199       7,643       5,667        4,491
     Net loss (3) and (4)          (50,637)    (15,418)    (17,579)     (43,024)
     Net loss per share           $  (1.13)   $   (.30)   $   (.34)    $   (.83)


(1) During the second quarter of 1995, the Company recorded a reserve of $3,750,000 relating to the settlement of litigation.
(2) During the fourth quarter of 1995, the Company recorded restructuring charges of $1,642,000 relating to severance costs.
(3) During the first quarter of 1994, the Company recorded a charge for acquired research and development of $36,966,000 in connection with the exchange offer as discussed in Note 13.
(4) During the fourth quarter of 1994, the Company recorded a charge of $17,098,000 representing a royalty buyout related to ReoPro. Additionally, the Company recorded charges of $7,870,000 in connection with the writedown of certain facilities and equipment, and $1,275,000 in connection with the settlement of certain litigation. See Note 19.

Note 19
Other Charges

          In 1995, the Company recorded a charge of $1,642,000 representing severance costs in connection with the downsizing of its workforce. In 1994, the Company elected to buyout a future royalty obligation and, as a result, recorded a charge of $17,098,000 representing such buyout. Additionally in 1994, the Company recorded a charge of $7,870,000 in connection with the write-down of certain facilities and equipment. In 1993, the Company recorded restructuring charges of $9,387,000 consisting principally of severance related costs incurred in connection with the downsizing of its work force, and reserves for certain fixed assets which are no longer used or have been subsequently disposed. At the Company's present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets, other royalty buyout arrangements, or other charges will not be required in the future.

          Also in 1993, the Company recorded charges related to HA-1A inventory of $3,500,000. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and

                  Notes to Consolidated Financial Statements

commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 20
Subsequent Event

          In March 1996, the Company completed a public offering for 3,500,000 shares of the Company's Common Stock, par value $.01 per share, and an additional 525,000 shares to cover over-allotments at $33.00 per share. The net proceeds to the Company from the offering are estimated to be approximately $126.2 million after deducting underwriting discounts and commissions paid by the Company.

          The Company also called for redemption the 7 1/4% Convertible
Notes at a redemption price of 103.222% of the outstanding principal amount. At December 31, 1995, the outstanding principal amount of the 7 1/4% Convertible Notes was $106,640,000. If, at the time of redemption, the market price of Centocor's Common Stock exceeds the $28.64 per share effective conversion price of the 7 1/4% Convertible Notes, Centocor anticipates that some or all of the holders of the 7 1/4% Convertible Notes will exercise their rights to convert the 7 1/4% Convertible Notes into the Company's Common Stock. To the extent the holders do not exercise such rights, the Company intends to use the proceeds from this offering to redeem the 7 1/4% Convertible Notes remaining outstanding.

          The balance of the proceeds not used to redeem 7 1/4% Convertible Notes, if any, will be utilized for working capital and other corporate purposes, which may include expenses associated with the development and clinical testing of therapeutic products, reduction of debt, purchase of the CPIII partnership interests and other acquisitions. The Company is not currently in discussions with respect to any acquisitions. Pending such uses, the Company intends to invest the net proceeds from this offering in short-term, investment grade, interest-bearing securities.

          The unaudited pro forma condensed balance sheet, assuming the stock offering was consummated and adjusted for the redemption of the 7 1/4% Convertible Notes as of December 31, 1995 would have been as follows:

                                     (In thousands)
        Balance Sheet Data        December 31, 1995
        ------------------        -----------------
        Cash and investments               $152,914
        Total Assets                        274,135
        Long-term debt                      125,000
        Shareholders' equity                 91,095

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

                         Independent Auditors' Report



The Board of Directors and Shareholders, Centocor, Inc.:

We have audited the accompanying consolidated balance sheets of Centocor, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centocor, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
February 14, 1996 except for Note 20 which is as of March 15, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

          Not Applicable


                                    Part III


Item 10. Executive Officers and Directors of the Registrant
-----------------------------------------------------------

          The following table and narrative sets forth, as of March 15, 1996, information as to the executive officers and directors of the Company, including their recent employment, positions with the Company, other directorships and age. Directors are elected to serve one-year terms. Executive officers of the Company are elected to serve at the discretion of the Board of Directors.

          The executive officers and directors of the Company are as follows:

             Name              Age                       Position
---------------------------    ---    ------------------------------------------------------------
David P. Holveck...........     50    President, Chief Executive Officer and Director
Warren C. Bogard...........     46    Senior Vice President and General Manager--Diagnostics
                                      Division
Martin R. Page.............     51    Senior Vice President--Regulatory Affairs
                                      and Quality Assurance
Dominic J. Caruso..........     38    Vice President--Finance and Chief Financial Officer
Hubert J.P. Schoemaker.....     45    Chairman of the Board
Anthony B. Evnin(1)(2).....     55    Director
William F. Hamilton(1)(2)..     56    Director
Antonie T. Knoppers(2).....     81    Director
Ronald A. Matricaria(2)....     53    Director
Richard D. Spizzirri.......     63    Director
Lawrence Steinman..........     48    Director
Jean C. Tempel(1)..........     52    Director
--------------------------

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

          Mr. Holveck has been associated with the Company since June 1983. Mr. Holveck has served as President and Chief Executive Officer of the Company since November 1992. Mr. Holveck held the position of President and Chief Operating Officer from April 1992 to October 1992 and Executive Vice President and President--Diagnostics Division from December 1988 to April 1992. Mr. Holveck also has served as a director of the Company since 1994.

          Dr. Bogard has been associated with the Company since January 1982. Dr. Bogard has served as Senior Vice President and General Manager--Diagnostics Division since October 1994. Previously, Dr. Bogard held the position of Vice President, Program Management from April 1992 to October 1994 and Director, Scientific Affairs--Pharmaceutical Division from November 1990 to April 1992.

          Mr. Page has been associated with the Company since September 1987. Mr. Page has served as Senior Vice President--Regulatory Affairs and Quality Assurance since March 1994. Previously, Mr. Page held the position of Senior Vice President--Worldwide Regulatory Affairs from August 1992 to March 1994, Vice President-- Worldwide Regulatory Affairs from June 1990 to August 1992, and Vice President--International Regulatory Affairs from September 1987 to June 1990.

          Mr. Caruso has been associated with the Company since November 1985. Mr. Caruso has served as Vice President--Finance and Chief Financial Officer of the Company since December 1994. Previously, Mr. Caruso held the position of Vice President and Corporate Controller from January 1991 to November 1994.

          Dr. Schoemaker has been associated with the Company since 1980 and has served as a director of the Company since 1983. Dr. Schoemaker has been Chairman of the Board of the Company since November 1987 and served as Chief Executive Officer of the Company from November 1987 to October 1992 and President of the Company from 1983 to 1987. Dr. Schoemaker is also a director of Apollon, Inc., Avitech, Inc., Myco Pharmaceuticals, Inc. and Safeguard Scientifics, Inc..

          Dr. Evnin has served as a director of the Company since 1980. Dr. Evnin is currently General Partner of Venrock Associates, a venture capital limited partnership. Dr. Evnin is also a director of AgriDyne Technologies Inc, Arris Pharmaceutical Corporation, Athena Neurosciences, Inc., Genetics Institute, Inc., IDEXX Laboratories, Inc., Escalon Medical Corp., Kopin Corporation, Opta Food Ingredients, Inc. and Sugen, Inc..

          Dr. Hamilton has served as a director of the Company since 1985. Dr. Hamilton is currently the Landau Professor of Management and Technology at the Wharton School of the University of Pennsylvania. Dr. Hamilton is also a director of Hunt Manufacturing Co., Marlton Technologies, Inc. and Neose Technologies, Inc..

          Dr. Knoppers has served as a director of the Company since 1986. Dr. Knoppers is currently a self-employed business consultant. Dr. Knoppers previously served as President, Chief Operating Officer and Vice Chairman of Merck & Co., Inc., a research-based health products company. Dr. Knoppers is also a director of Agouron Pharmaceuticals, Inc..

          Mr. Matricaria has served as a director of the Company since 1994. Mr. Matricaria has served as President and Chief Executive Officer of St. Jude Medical, Inc., a medical products company, since April 1993 and Chairman of the Board since 1995. From 1970 to 1993, Mr. Matricaria was employed by Eli Lilly and Company, Inc., a research-based pharmaceutical company, where he served in a variety of capacities, including President of the Medical Devices and Diagnostics Division, Executive Vice President of the Pharmaceutical Division and President of its North American operations. Mr. Matricaria is also a director of St. Jude Medical, Inc., Diametrics Medical, Inc., InControl, Inc. and the Health Industry Manufacturers Association.

          Mr. Spizzirri has served as a director of the Company since 1994. Mr. Spizzirri has served as Senior Counsel to the law firm of Davis Polk & Wardwell since January 1995. He was previously a Partner with Davis Polk & Wardwell from 1967 to 1994. Mr. Spizzirri is also a director of Sugen, Inc..

          Dr. Steinman has served as a director of the Company since 1991. Dr. Steinman has been Professor of Immunology, Weizmann Institute of Science, Rehovot, Israel since 1994, and Professor of Neurology and Neurological Sciences and Pediatrics at Stanford University School of Medicine since 1991. Dr. Steinman was previously Associate Professor of Neurology, Pediatrics and Genetics at Stanford University School of Medicine from 1985 to 1991.

          Ms. Tempel has served as a director of the Company since 1993. Ms. Tempel has served as General Partner of Technology Leaders, L.P., an affiliate of Safeguard Scientifics Inc., an entrepreneurial technology company, since November 1993. Ms. Tempel previously served as President and Chief Operating Officer of Safeguard Scientifics Inc. from January 1992 to November 1993. Ms. Tempel was also a Principal of Tempel Partners Inc., a management consulting firm, from 1991 to January 1992 and Executive Vice President of The Boston Company, a bank trust company, from 1985 to 1990. Ms. Tempel is also a director of Cambridge Technology Partners Inc., Safeguard Scientifics Inc. and Sonesta International, Inc. and a Trustee of the Scudder Family of Mutual Funds.

   The standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Audit Committee is responsible for determining the adequacy of the Company's internal accounting and financial controls. The Compensation Committee is responsible for reviewing matters pertaining to the compensation of the executive officers of the Company.


Item 11. Executive Compensation
-------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------


   In accordance with General Instruction G(3), the information called for by Items 10 (only with respect to the requirements of Rule 405 of Regulation S-K), 11, 12 and 13 of Part III are incorporated herein by reference from the Company's definitive Proxy Statement for the Centocor Annual Meeting of Shareholders to be held on May 15, 1996, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


                                    Part IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

   a.   Documents filed as part of the Report:

        i.   Financial Statements of Centocor Partners III, L.P.:

             Balance Sheets, December 31, 1995 and 1994.

             Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

             Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

             Statements of Partners' Capital for the Years Ended December 31, 1995, 1994 and 1993.

             Notes to Financial Statements.

             Independent Auditors' Report.

        ii.  Financial Statement Schedules:

             Schedule II - Valuation and Qualifying Accounts

             Schedules, other than those listed above, have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

       iii.  Exhibits:

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

               4.7 Form of Debenture Issued to Purchasers of 6 3/4% Convertible Subordinated Debentures Due October 16, 2001 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement, Reg. No. 33-44231).

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

               10.13 CPIII Agreement of Limited Partnership, dated December 23, 1987 as amended and restated on January 15, 1988 and March 23, 1988 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

               10.14 Cross License Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

               10.15 Amendment dated March 23, 1988 to Cross License Agreement between CPIII and Centocor, Inc. dated December 23, 1987 (incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

               10.16 Development Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

               10.17 Amendment dated March 23, 1988 to Development Agreement between CPIII and Centocor, Inc. dated December 23, 1987 (incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

               10.18 Joint Venture Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

               10.19 Amendment dated March 23, 1988 to Joint Venture Agreement between CPIII and Centocor, Inc. dated December 23, 1987 (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

               10.20 Indemnity Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

               10.21 Inducement Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, PaineWebber Development Corporation, PaineWebber, Inc. and PaineWebber R&D Partners II, L.P., dated December 23, 1987 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

               10.22 Amendment dated March 23, 1988 to Inducement Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, PaineWebber Development Corporation, PaineWebber, Inc. and PaineWebber R&D Partners II, L.P. dated December 23, 1987 (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

               10.23 Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, and the Class C limited partner, dated December 23, 1987 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

               10.24 Amendment dated March 23, 1988 to Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III and the Class C limited partner dated December 23, 1987 (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

               10.25 Series E, F and G Preferred Stock Purchase Agreement dated as of November 20, 1991 between Centocor Delaware, Inc. and Corvas International, Inc. (incorporated by reference to Exhibit 10.28 to Form S-1 Registration Statement of Corvas International, Inc. Reg. No. 33-44555).

               10.26 Sales and Distribution Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

               10.27 Reimbursement Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

               10.28 Investment Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

               10.29 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B.V. and Eli Lilly and Company dated June 27, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

               10.30 Option Agreement between Centocor B.V. and Eli Lilly Nederland B.V. dated August 20, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

               10.31 Deed of Mortgage from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to
                      Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

               10.32 Deed of Pledge from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to
                      Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

               10.33 Stock Purchase Agreement made as of December 16, 1993 by and between Centocor, Inc. and The Wellcome Foundation Limited (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated December 16,
                      1993).

               10.34 Supply, Distribution and Sales Agreement dated December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

               10.35 Clinical and Regulatory Development Agreement dated December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

               10.36 Centocor Technology License Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

               10.37 Relicense Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

               10.38 Appendix A - Glossary of Terms to each of the Agreements dated as of December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

               10.39 First Supplemental Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15, 1994).

               10.40 Wellcome Clinical Development Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15, 1994).

               11     Computation of Earnings of Common Share.

               12     Statement re: Computation of Ratios.

               21     Subsidiaries of the Registrant.

               23     Consent of Independent Auditors.

               27     Financial Data Schedule.

*These exhibits constitute compensatory plans.

b. The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended December 31, 1995:

             Date of Report       Item Covered
             --------------       ------------

             January 26, 1996          5,7
             February 15, 1996         5,7

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

Centocor Partners III, L.P.
Balance Sheets
--------------------------------------------------------------------------------

                                           December 31,   December 31,
                                               1995           1994
                                           -------------  -------------
Assets

 Cash                                       $     4,187   $          -
 Investment in joint venture                    618,011        511,630
                                            -----------    -----------
     Total Assets                           $   622,198    $   511,630
                                            ===========    ===========

Liabilities

 Current liabilities:
     Accounts payable and accrued expenses  $    70,133    $    42,407
     Due to Centocor, Inc. (Note 7)           7,954,507      6,997,126
                                            -----------    -----------
                                              8,024,640      7,039,533
Partners' capital (Note 4)                   (7,402,442)    (6,527,903)
                                            -----------    -----------

     Total Liabilities and Partners'
          capital                           $   622,198    $   511,630
                                            ===========    ===========

See accompanying Notes to Financial Statements.
--------------------------------------------------------------------------------

Centocor Partners III, L.P.
Statements of Operations
--------------------------------------------------------------------------------

For the Years ended December 31,            1995              1994             1993
                                      ---------------  ----------------  ---------------

Revenues:

    Equity in earnings of
    joint venture (Note 6)              $  1,269,919      $      4,490     $      3,375
                                        ------------      ------------     ------------

Costs and Expenses:

    Research and development (Note 7)     29,900,000        22,850,000       19,875,000
    General and administrative                23,548             4,500            7,336
                                        ------------      ------------     ------------
                                          29,923,548        22,854,500       19,882,336
                                        ------------      ------------     ------------

Loss for the period                     $(28,653,629)     $(22,850,010)    $(19,878,961)
                                        ============      ============     ============

See accompanying Notes to Financial Statements.
--------------------------------------------------------------------------------

Centocor Partners III, L.P.
Statements of Cash Flows
-------------------------------------------------------------------------------

For the Years ended December 31,                       1995                1994               1993
                                                  --------------      --------------      -------------
Cash flows used for operating activities:

  Loss                                              $(28,653,629)      $(22,850,010)      $(19,878,961)
  Increase (decrease) in due to Centocor, Inc.           957,381          2,863,000         (2,461,664)
  Change in accounts payable
    and accrued expenses                                  27,726              4,500              1,000
  Investment in joint venture                           (106,381)            (4,490)            (3,375)
                                                     ------------       ------------       ------------
  Net cash used for operating activities             (27,774,903)       (19,987,000)       (22,343,000)

Cash flows from (used for) financing activities:

  Distributions to partners                           (1,163,538)                 -                  -
  General partner capital contributions               28,942,628         19,987,000         22,343,000
                                                    ------------       ------------       ------------
  Net cash from financing activities                  27,779,090         19,987,000         22,343,000
                                                    ------------       ------------       ------------

Increase in cash and cash equivalents                      4,187                  -                  -

Cash and cash equivalents at beginning of year                 -                  -                  -
                                                    ------------       ------------       ------------

Cash and cash equivalents at end of year            $      4,187       $          -       $          -
                                                    ============       ============       ============

See accompanying Notes to Financial Statements.
-------------------------------------------------------------------------------

Centocor Partners III, L.P.
Statements of Partners' Capital
--------------------------------------------------------------------------------

                                Limited        General
                                Partners       Partner         Total
                              ------------  -------------  -------------

Balance, December 31, 1992    $   474,373   $ (6,603,305)  $ (6,128,932)

Contributions                           -     22,343,000     22,343,000
Loss                               (3,921)   (19,875,040)   (19,878,961)
                              -----------   ------------   ------------

Balance, December 31, 1993        470,452     (4,135,345)    (3,664,893)

Contributions                           -     19,987,000     19,987,000
Loss                                  (10)   (22,850,000)   (22,850,010)
                              -----------   ------------   ------------

Balance, December 31, 1994        470,442     (6,998,345)    (6,527,903)

Distributions                  (1,151,903)       (11,635)    (1,163,538)
Contributions                           -     28,942,628     28,942,628
Income (Loss)                   1,233,530    (29,887,159)   (28,653,629)
                              -----------   ------------   ------------

Balance, December 31, 1995    $   552,069   $ (7,954,511)  $ (7,402,442)
                              ===========   ============   ============
--------------------------------------------------------------------------------

See accompanying Notes to Financial Statements.

Centocor Partners III, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.   Basis of Presentation
     ---------------------

     Centocor Partners III, L.P. (the "Partnership"), was formed in December 1987, and is managed by its general partner, Centocor Development Corporation III, a wholly owned subsidiary of Centocor, Inc. ("Centocor"), a Pennsylvania corporation, which is subject to the reporting requirements of the Securities and Exchange Act of 1934. The Partnership was organized to develop and derive income from the sale of one therapeutic product (ReoPro) and one imaging product (Capiscint) which are expected to be used in the treatment and diagnosis, respectively, of two different types of cardiovascular disease.

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

     The net proceeds from the sale of limited partnership interests were used primarily to pay expenses incurred under the Partnership's agreement with Centocor (the "Development Agreement") to perform research and development for the Partnership (see Note 7).

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

2.   Summary of Significant Accounting
     ---------------------------------

     Investment in Joint Venture
     ---------------------------

     The Partnership accounts for its investment in the joint venture (see
Note 6) under the equity method of accounting.

     Income Taxes
     ------------

     The Partnership's distributable income or loss is reportable for income tax purposes by the partners; therefore, no provision for income taxes has been made in the accompanying financial statements. The Partnership's tax returns are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, certain amounts may be subject to change at a later date upon final determination by the respective taxing authorities.

Centocor Partners III, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

3.   Contingencies
     -------------

     In July 1995, PaineWebber Development Corporation ("PaineWebber"), a wholly-owned subsidiary of PaineWebber Group, Inc., caused suit to be filed against Centocor and Centocor Development Corporation III ("CDCIII", the general partner of the Partnership and a wholly-owned subsidiary of Centocor) by a development partnership formed in the mid 1980s by PaineWebber and managed by it since then. The PaineWebber partnership, PaineWebber R&D Partners II, L.P., an investor in the Partnership, filed suit in the Court of Chancery of the State of Delaware. In the complaint, the plaintiff seeks to sue derivatively on behalf of CPIII. The Partnership is named as a nominal defendant and Centocor and CDCIII are named as defendants against whom relief is sought. The claim is that at least $25 million of the money paid by Eli Lilly and Company ("Lilly") to Centocor in 1992 represented profits from the marketing of ReoPro, obligating Centocor to pay a portion thereof to the Partnership, and that Centocor is obligated to pay an increased percentage of the profits from ReoPro to the Partnership going forward. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by a limited partner, John E. Abdo, against Centocor and CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of the Partnership, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Partnership incurred approximately $24,000 in legal expenses related to these suits in the fourth quarter of 1995 as a result of being named a nominal defendant in the above suits.

     Under paragraph 7.8 of the Agreement of Limited Partnership, the Partnership is obligated, under certain conditions, to indemnify CDCIII and its officers and directors in respect of all fees, costs and expenses incurred in connection with or resulting from any claim against CDCIII and its officers and directors that arises out of or in any way relates to the Partnership or its properties, business or affairs including any losses or damages resulting from such claims and amounts paid in settlement or compromise. Therefore, the Partnership may incur legal expenses and other costs pertaining to the suits described above.

4.   Partners' Capital
     -----------------

     Profits and losses of the Partnership are generally allocated 1 percent to the general partner and 99 percent to the limited partners. Losses resulting from research and development expenditures in excess of the limited partners' capital contributions are allocated to the general partner (see
Note 7).

5.   Partnership Purchase Option
     ---------------------------

     Centocor has entered into a Partnership Purchase Option Agreement with each of the limited partners. Under its terms, Centocor has the option to purchase each limited partnership interest upon the earlier of (a) the limited partners having received distributions from the joint venture (see
Note 7) equal to 15 percent of their capital contributions to the Partnership and the expiration of at least 24 months after the first commercial sale of products by the joint venture or (b) the expiration of at least 48 months after the first commercial sale of products by the joint venture; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by Centocor of all funds paid to it pursuant to the Development Agreement. Commercial sales of ReoPro commenced in January 1995. The ability of Centocor to exercise this option is highly dependent upon the future financial condition of Centocor.

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

6.   Joint Venture
     -------------

     The Partnership and Centocor have formed a joint venture for the purpose of commercializing any products developed within the Partnership's field of activity. The Joint Venture Agreement provides that Centocor shall manufacture the products on behalf of the joint venture for its actual costs of manufacturing. Under the Joint Venture Agreement, Centocor also provides marketing services for the joint venture for a commission of 17 percent of joint venture sales and receives 10 percent of joint venture sales as reimbursement for its management and administrative services. The profits and losses of the joint venture are to be allocated approximately 75 percent to Centocor and 25 percent to the Partnership.

     The joint venture will terminate upon the occurrence of certain events, principally related to the exercise or expiration of the purchase option granted to Centocor (see Note 5).

     On July 15, 1992, Centocor and Lilly entered into a Sales and Distribution Agreement which was amended in the second quarter of 1994. Pursuant to such agreement, as amended, Lilly exercised its option to become the exclusive worldwide distributor for ReoPro. As part of the amendment, Lilly has assisted and will continue to assist Centocor in the regulatory filings and continued development of ReoPro for various clinical indications.

     In December 1994, the U.S. Food and Drug Administration ("FDA") granted Centocor a product license for ReoPro, a product indicated for the reduction of acute ischemic cardiac complications in patients undergoing angioplasty procedures who are high risk for abrupt artery closure, and the Committee for Proprietary Medicinal Products ("CPMP") issued a positive opinion regarding the granting of marketing authorization in 11 of the 12 member states for ReoPro. Belgium, the only dissenting country in the European Union ("EU"), will require additional clinical trial results. For products recommended for approval by the CPMP prior to January 1, 1995, each

EU member state issues its own national licenses. In addition, some countries require approvals for pricing and reimbursement. Through the joint venture, Centocor commenced sales of ReoPro to Lilly in January 1995. ReoPro sales to Lilly for the twelve months ended December 31, 1995 were $15,545,000. The level of sales of ReoPro will depend upon a number of factors, including the timing and extent of additional regulatory approvals for ReoPro, approval and commercialization of competitive products, the degree of acceptance of ReoPro in the marketplace, and the strength of Centocor's patent position and that of others. Centocor expects that ReoPro sales to Lilly in 1996 to increase compared to the sales levels noted in 1995.

7.   Research Funding
     ----------------

     The initial funding by the limited partners for the Partnership's research program pursuant to the Development Agreement with Centocor was exhausted in 1990. In order to continue the research program, the Partnership extended the terms of the Development Agreement with Centocor. Approximately $122,770,000 of the Partnership's research costs through December 31, 1995 were funded by the general partner. At December 31, 1995 and 1994, approximately $7,954,000 and $6,997,000, respectively, was due to Centocor for expenditures under the Development Agreement. The general partner intends to provide funding but is under no obligation to do so.
The ability of the general partner to continue to fund, and the ability of Centocor to perform under, the Development Agreement is highly dependent upon the future financial condition of Centocor.

                         INDEPENDENT AUDITORS' REPORT


The Partners of Centocor Partners III, L.P.:

We have audited the accompanying balance sheets of Centocor Partners III, L.P. as of December 31, 1995 and 1994, and the related statements of operations, cash flows and partners' capital for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centocor Partners III, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP



Philadelphia, Pennsylvania
February 14, 1996

                                                                     SCHEDULE II
                        CENTOCOR, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)


                   Balance   Charged to              Balance    Charged to              Balance    Charged to               Balance
                     at      Costs and                  at      Costs and                  at      Costs and                   at
Classification    12/31/92   Expenses   Deductions   12/31/93   Expenses   Deductions   12/31/94   Expenses    Deductions   12/31/95
--------------    --------   --------   ----------   --------   --------   ----------   --------   --------    ----------   --------
Inventory
  Reserves        $68,306    $3,500(1)  $(7,063)     $64,743     $3,609     ($53,472)    $14,880    $2,094     ($15,938)     $1,036
                ====================================================================================================================

1) The Company recorded reserves for HA-1A inventories of $3,500,000 in 1993 due to the uncertainties regarding future HA-1A sales resulting from the regulatory and commercial status of HA-1A.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTOCOR, INC.

March 15, 1996                    By: /s/   David P. Holveck
                                      ----------------------------
                                      David P. Holveck,
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   Signatures                                         Title                                 Date
-------------------------                ----------------------------------            --------------
/s/   Hubert J. P. Schoemaker            Director, Chairman of the Board               March 15, 1996
-----------------------------------
Hubert J. P. Schoemaker

/s/   David P. Holveck                   President, Chief Executive                    March 15, 1996
-----------------------------------      Officer, and Director
David P. Holveck

/s/   Dominic J. Caruso                  Vice President-Finance and                    March 15, 1996
-----------------------------------      Chief Financial Officer
Dominic J. Caruso                        (principal financial and
                                         accounting officer)

/s/   Anthony B. Evnin                   Director                                      March 15, 1996
-----------------------------------
Anthony B. Evnin

/s/   William F. Hamilton                Director                                      March 15, 1996
-----------------------------------
William F. Hamilton

/s/   Antonie T. Knoppers                Director                                      March 15, 1996
-----------------------------------
Antonie T. Knoppers

/s/   Ronald A. Matricaria               Director                                      March 15, 1996
-----------------------------------
Ronald A. Matricaria

/s/   Lawrence Steinman                  Director                                      March 15, 1996
-----------------------------------
Lawrence Steinman

/s/   Richard D. Spizzirri               Director                                      March 15, 1996
-----------------------------------
Richard D. Spizzirri


/s/   Jean C. Tempel                     Director                                      March 15, 1996
-----------------------------------
Jean C. Tempel

                                 EXHIBIT INDEX



   Exhibit
   Number
   ------

     11          Computation of Earnings Per Common Share

     12          Statement re:  Computation of Ratios

     21          Subsidiaries of the Registrant

     23          Consent of Independent Auditors

     27          Financial Data Schedule