Form 10-Q
period 1996-03-31
CENTOCOR INC
filed 1996-05-07
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 0-11103
                                               -------

                                 CENTOCOR, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2117202
- - ----------------------------------              --------------------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                        Identification No.)


   200 Great Valley Parkway          Malvern, Pennsylvania      19355-1307
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

Shares of Common Stock outstanding at May 1, 1996 were 67,548,447.

Part I: Financial Information
- - -----------------------------
Item 1: Financial Statements


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                     (Unaudited)
                                                      March 31,    December 31,
                                                        1996          1995
- - ------------------------------------                 -----------  -------------
ASSETS
Current assets:


     Cash and cash equivalents  (Notes 4, 7 and 11)      $132,985  $ 16,002
     Short-term investments (Notes 4, 7 and 11)           114,619   115,435
     Accounts and contracts receivable                     18,725    11,489
     Interest receivable                                    2,867     1,648
     Inventory (Note 5)                                    20,475    20,783
     Prepaid expenses                                       2,927     2,959
     Other current assets                                     893       653
                                                         --------  --------
                                                          293,491   168,969



Property, Plant and equipment (Note 7):
     Land and buildings                                    72,243    72,980
     Equipment, furniture, fixtures and
       improvements                                        68,479    69,884
                                                         --------  --------
                                                          140,722   142,864
     Less accumulated depreciation                        (75,490)  (74,727)
                                                         --------  --------
                                                           65,232    68,137

Long-term investments (Note 4)                              9,698     5,769

Intangible and other assets (Note 6)                       17,263    17,409
                                                         --------  --------
            Total assets                                 $385,684  $260,284
                                                         ========  ========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

                                                (Unaudited)
                                                 March 31,   December 31,
                                                   1996          1995
- - --------------------------------------         ------------  ------------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current liabilities:

  Accounts payable                                  $3,286         $4,126
  Accrued expenses                                  25,017         26,139
  Unearned revenues                                    395             83
  Note payable (Note 7)                              7,229          7,500
  Current portion of
    long-term debt (Note 7)                         17,396         18,289
                                                  --------       --------
                                                    53,323         56,137

Long-term debt (Notes 7 and 11)                    221,093        231,640


Other liabilities                                    1,237          1,286

Minority interest                                    1,336            617

Shareholders' equity (Notes 2 and 11):
  Preferred Stock, $.01 par value,
  10,000 shares authorized, none issued                  -              -
  Common Stock, $.01 par value,
   100,000 shares authorized and
   63,952 and 58,538 issued and
    outstanding at March 31, 1996 and
    December 31,1995, respectively                     640            585
  Additional paid-in capital                       918,580        770,068
  Deficit                                         (818,537)      (808,839)
 Unrealized gain on marketable
    securities                                       2,259          2,342
  Cumulative foreign currency
    translation adjustments                          5,753          6,448
                                                  --------       --------
                                                   108,695        (29,396)
                                                  --------       --------
     Total liabilities and
      shareholders' equity                        $385,684       $260,284
                                                  ========       ========

         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

- - --------------------------------------------------------------------------------
For the three months ended March 31,               1996             1995
- - --------------------------------------------------------------------------------

Revenues:
 Sales                                              $21,710          $19,319
 Contracts                                              172            4,676
                                                    -------          -------
                                                     21,882           23,995

Costs and expenses:
 Cost of sales                                       10,554            8,625
 Research and development                            12,548           13,501
 Marketing, general and administrative                7,403            7,494
                                                     ------           ------
                                                     30,505           29,620

Other income (expenses):
 Interest income                                      2,265            2,785
 Interest expense                                    (3,267)          (4,964)
 Other income (expense)                                 (73)            (438)
                                                     -------          -------
                                                     (1,075)          (2,617)


Net loss                                            ($9,698)          ($8,242)
                                                    ========          ========

Net loss per share                                   ($0.16)           ($0.14)
                                                    ========          ========
Weighted average number of shares
  outstanding                                        59,944            57,769
                                                    ========          ========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (unaudited)

- - -------------------------------------------------------------------------------------
For the three months ended March 31,                               1996      1995
- - -------------------------------------------------------------------------------------
Cash flows used for operating activities:
 Net loss                                                       ($9,698)  ($8,242)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Provisions for depreciation and amortization                   3,647      4,454
   Amortization of deferred income                                  (60)    (1,657)
   Other                                                            375        696
   Changes in assets and liabilities:
     Accounts and contracts receivable                           (7,342)    (6,317)
     Interest receivable                                         (1,230)      (775)
     Inventory                                                     (216)    (3,182)
     Prepaid expenses                                              (723)      (271)
     Other current assets                                          (292)      (225)
     Intangible and other assets                                   (525)      (322)
     Accounts payable                                              (781)    (1,422)
     Unearned revenue                                                 -        158
     Accrued expenses and other liabilities                         213        915
     Other long-term liabilities                                    (49)       194
                                                               --------   --------
  Net cash used for operating activities                        (16,681)   (15,996)

Cash flows used for investing activities:
 Purchases of investments                                       (27,505)   (76,602)
 Sales of investments                                            24,740     26,300
 Net purchases of fixed assets                                     (637)    (1,654)
                                                               --------   --------
  Net cash (used for) from investing activities                  (3,402)   (51,956)

Cash flows from financing activities:
 Net proceeds from issuance of Common Stock relating
   to Public offering                                           125,916          -
 Net proceeds from other issuances of Common Stock               11,500     15,173
 Reduction of long-term debt and notes payable                     (229)      (275)
                                                               --------   --------
  Net cash from financing activities                            137,187     14,898
Effect of foreign currency translation                             (121)       551
                                                               --------   --------

Net (decrease) increase in cash and cash equivalents            116,983    (52,503)
Beginning cash and cash equivalents                              16,002     78,925
                                                               --------   --------

Ending cash and cash equivalents                               $132,985    $26,422
                                                               ========   ========

See accompanying Notes to Consolidated Financial Statements.

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

Note 1
Basis of Presentation

   Centocor, Inc. ("Centocor" or "the Company") is a biotechnology company that develops therapeutic and diagnostic human health care products for cardiovascular, autoimmune and infectious diseases and cancer. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies, with additional programs in genetic vaccines and peptides.

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in Centocor, Inc.'s audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at March 31, 1996 and December 31, 1995 and the consolidated results of operations for the three months ended March 31, 1996 and 1995 and consolidated cash flows for the three months ended March 31, 1996 and 1995. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

   The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. During the year ended December 31, 1996, sales of the Company's products, including ReoPro and Panorex, are not expected to generate sufficient revenue to result in positive cash flow for the year. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's therapeutic product candidates under development and diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace. There can be no assurance that U.S. Food and Drug Administration ("FDA") or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or other product candidates will have a material adverse effect on the Company.

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

   Legal Proceedings
   -----------------

   In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent application and foreign patents. The patents and applications include claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections, the targeted indication of Centoxin. The complaint also alleges that the Company failed to use its best efforts to perfect and market Centoxin. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Eli Lilly and Company ("Lilly"). The complaint did not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed on June 22, 1993 with leave to replead. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint. In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery is in progress, and trial is scheduled for November 1996. The Company has moved for partial summary judgment with respect to the plaintiff's claim that under its license agreement, Lilly is allegedly a sublicensee of Centocor, thereby purportedly entitling plaintiff to a significant part of the funds paid by Lilly to Centocor. Plaintiff has moved for partial summary judgment with respect to certain of the affirmative defenses and the Company's counterclaims. In addition, the Company has moved for partial summary judgment dismissing the so-called best efforts claim. The Company believes that the allegations of Velos are without merit and intends to vigorously defend this suit and to pursue its counterclaim.

   On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor and Tocor II Inc. ("Tocor II") was filed in the Court of Common Pleas of Chester County, Pennsylvania. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and an award of damages (including rescissionary damages), costs and plaintiff's counsel fees. Plaintiff took no additional action to obtain an injunction and the exchange offer was made and consummated. A motion for class certification is pending. No trial date has been fixed. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend this suit.

   In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

was then dissolved.

   The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The theories of recovery are similar to those asserted by Velos in 1992, as described above. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit has been refiled in the Delaware Superior Court. Prior to the dismissal of the New York action, a similar suit was filed by another former CP II partner in the Court of Common Pleas of Chester County, Pennsylvania. That suit is in its earliest stage. In an Amended Complaint, the plaintiff has now also named Paine Webber Group, Inc. and Paine Webber Development Corporation as defendants. The Company believes that the allegations of the plaintiffs in these actions are without merit and intends to vigorously defend them.

   The suit by PaineWebber R&D II, L.P., was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III, L.P. ("CDC III"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to CPIII going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (since amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDC III and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber, since amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Discovery is proceeding. No trial date has been fixed. The Company believes that the allegations of the plaintiffs in these suits are without merit and intends to vigorously defend them.

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------


   While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.

   Partnerships
   ------------

   Centocor has an exclusive option to purchase the limited partnership interests in CPIII. Centocor's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to 15% of the total capital contributions of such limited partner (approximately $7,926,000 in the aggregate) and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. Centocor commenced commercial sales of ReoPro in January 1995. If the Company elects to exercise this option, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in shares of the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. If Centocor does not exercise this option, it will have no rights to the technology or products developed on behalf of CPIII, including ReoPro.

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

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

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


Note 3
Collaborative Arrangements

Relationship with Eli Lilly and Company
- - ---------------------------------------

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

Relationship with Glaxo Wellcome plc
- - ------------------------------------

   In November 1993, Centocor and Glaxo Wellcome plc ("Glaxo Wellcome") entered into an alliance agreement for the development and marketing of certain of Centocor's monoclonal antibody-based cancer therapeutic products, including Panorex. In November 1994, Centocor and Glaxo Wellcome amended their alliance agreement and Glaxo Wellcome became the exclusive worldwide distributor for Panorex. Under the agreement, Glaxo Wellcome is responsible principally for the

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

continuing clinical development of Panorex, and Centocor is responsible principally for manufacturing Panorex and securing regulatory approvals.

Note 4
Marketable Securities

   The Company's equity investments classified as available for sale are carried at estimated fair value with unrealized gains and losses recorded as a component of shareholders' equity. The Company's other investments which the Company has the ability and intent to hold to maturity are carried at amortized cost.

   At March 31, 1996, securities classified as available for sale and held to maturity are summarized below (in thousands):

                                                      Estimated
                                   Adjusted          Unrealized         Carrying
                                       Cost        Gains      (Losses)     Value
                                       ----        -----      --------     -----

  Investments available for sale:
       Equity securities           $  3,552     $  2,259      $   -     $  5,811
                                      =====        =====        ====       =====


                                                      Estimated
                                   Carrying          Unrealized             Fair
                                      Value        Gains      (Losses)     Value
                                      -----    ---------      --------     -----
  Investments held to maturity:
       Securities and obligations
           of the U.S. Treasury
           and other U.S.
           government agencies      $ 71,978    $     54       $(105)   $ 71,927
       Certificates of deposit        28,582           -           -      28,582
       Corporate bonds and
           commercial paper           18,716          24         (13)     18,727
                                      ------          --         ---      ------
                                    $119,276    $     78       $(118)   $119,236
                                     =======          ==         ===     =======

       At March 31, 1996, these securities were classified as follows
       (in thousands):

   Cash equivalents                 $    770
   Short-term investments            114,619
   Long-term investments               9,698
                                       -----
                                    $125,087
                                     =======

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

   The Company has agreed to maintain investments of $27,260,000 as of March 31, 1996 at certain banks as collateral for loans from those banks. See Note 7.

Note 5
Inventory

   Inventory consists of the following (in thousands):

                             March 31,  December 31,
                               1996         1995
                             ---------  ------------

          Raw materials        $ 5,083       $ 4,965
          Work in process        9,286         9,382
          Finished goods         6,106         6,436
                               -------       -------
                               $20,475       $20,783
                               =======       =======

    Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
Intangibles and Other Assets

    Intangibles and other assets consist of the following (in thousands):


                           March 31,  December 31,
                             1996         1995
                           ---------  ------------

    Licenses                 $ 3,977       $ 4,126
    Goodwill                   5,416         5,502
    Debt issuance costs        3,677         3,854
    Other                      4,193         3,927
                             -------       -------
                             $17,263       $17,409
                             =======       =======

    Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------------


Note 7
Debt

    Notes Payable

    Notes payable at March 31, 1996 and December 31, 1995 consists of $7,229,000 and $7,500,000, respectively, of borrowings under short-term notes at an interest rate of 4.25 percent per annum at March 31, 1996, payable in Dutch guilders no later than September 19, 1996. These borrowings are secured by investments at the lending bank of $7,260,000 (see "Loan Covenants").

    Long-term debt

    Long-term debt consists of the following (in thousands):

                            March 31,   December 31,
                               1996         1995
                            ----------  -------------

7-1/4 percent Notes           $96,093       $106,640
6-3/4 percent Debentures      125,000        125,000
Mortgage Debt                   8,540          9,101
Long-term Note                  8,856          9,188
                                -----          -----
                              238,489        249,929
Current Portion               (17,396)       (18,289)
                              -------        -------
                             $221,093       $231,640
                              =======        =======

    7-1/4 Percent Notes

    On January 28, 1991, the Company issued $106,645,000 principal amount of
7 1/4% Convertible Notes due February 1, 2001. The 7 1/4% Convertible Notes are convertible by the holders into approximately 3,843,000 shares of the Company's Common Stock at a conversion price of $27.75 per share at any time prior to redemption or maturity. The 7 1/4% Convertible Notes are subordinated in right of payment to senior indebtedness at March 31, 1996 of $24,625,000 and all future senior indebtedness of the Company, and rank pari passu with the 6 3/4% Convertible Debentures described below.

    On March 20, 1996 the Company called for redemption the 7 1/4% Convertible Notes at a redemption price of 103.222% of the outstanding principal amount. The outstanding principal amount of the 7 1/4% Convertible Notes was $106,640,000 at December 31, 1995 and $96,093,000 at March 31, 1996. In April 1996, the
Company issued approximately 3,450,000 shares of common stock upon conversion of approximately $95,755,000 principal amount of the 7 1/4% Convertible Notes and paid $338,000 in cash to redeem the remaining 7 1/4% Convertible Notes outstanding at March 31, 1996 which were not converted. See Note 11.

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------------


    6 3/4% Convertible Debentures

    On October 16, 1991, the Company issued $125,000,000 principal amount of
6 3/4% Convertible Debentures due October 16, 2001. The 6 3/4% Convertible Debentures are convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6 3/4% Convertible Debentures are subordinated in right of payment to senior indebtedness at March 31, 1996 of $24,625,000 and all future senior indebtedness of the Company, and rank pari passu with the 7 1/4% Convertible Notes. The 6 3/4% Convertible Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 102 percent of the principal amount of the 6 3/4% Convertible Debentures. The Company may be required to redeem the 6 3/4% Convertible Debentures at their principal amount at the option of the holders of the 6 3/4% Convertible Debentures in certain limited circumstances, including a change in control of the Company.


    Long-term Notes

    The Company borrowed $8,856,000 under a 9 1/2% percent long-term note which is payable in Dutch guilders. A Netherlands loan, with an outstanding balance of approximately $5,768,000 at March 31, 1996, is payable in Dutch guilders and bears interest at an annual rate of 8 1/4% percent through its final maturity date of September 30, 2011. At March 31, 1996 and December 31, 1995, these loans are classified as short-term debt (see "Loan Covenants").

    Loan Covenants

    Agreements covering $17,396,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company is currently in compliance with certain financial covenants; however, if the Company continues to incur losses its ability to meet these covenants may be impaired. Therefore, the Company is required to maintain certain investments at the lending bank, which at March 31, 1996 totaled $20,000,000. The Company has classified the $17,396,000 of debt as short-term. Additionally, $7,229,000 of the Company's short-term debt is secured by investments at the lending bank of $7,260,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

Note 8
Contract Revenues

    Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $3,000,000, for the three months ended March 31, 1995 related to the achievement of ReoPro milestones.

Note 9
Income Taxes

    The Company has net operating loss carryforwards available in the United States for federal income tax purposes of approximately $600,000,000 which will begin to expire at various dates from the year 2005 to 2011. Net operating loss carryforwards may be also be subject to various annual and other limitations on the amounts to be utilized.

    Realization of net deferred tax assets related to the Company's loss carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company, therefore, the Company had no net deferred tax assets at March 31, 1996.


Note 10
Supplemental Information on Cash Flows

    Interest paid for the three months ended March 31, 1996 and 1995 was $4,516,000 and $4,657,000, respectively.

    Income tax payments for the three months ended March 31, 1996 and 1995 were $4,600 and $9,000, respectively.

                       Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------------

Note 11
Subsequent Event

    On March 15, 1996, the Company completed a public offering of 4,025,000 shares of the Company's Common Stock, par value $.01 per share, including 525,000 shares to cover over-allotments, at $33.00 per share. The net proceeds to the Company from the offering were approximately $125,900,000 after deducting stock issuance.

    On March 20, 1996 the Company called for redemption the 7 1/4% Convertible Notes at a redemption price of 103.222% of the outstanding principal amount. The outstanding principal amount of the 7 1/4% Convertible Notes was $106,640,000 at December 31, 1995 and $96,093,000 at March 31, 1996. In April 1996, the
Company issued approximately 3,450,000 shares of common stock upon conversion of approximately $95,755,000 principal amount of the 7 1/4% Convertible Notes and paid $338,000 in cash to redeem the remaining 7 1/4% Convertible Notes outstanding at March 31, 1996 which were not converted.

    The pro forma condensed balance sheet, assuming all of the 7 1/4% Convertible Notes were converted and redeemed at March 31, 1996 would have been as follows:

                                           (In thousands)
       Balance Sheet Data                  March 31, 1996
       ------------------                  --------------

       Cash and investments                      $251,153
       Total Assets                               385,346
       Long- term debt                            125,000
       Shareholders' equity                       204,450


Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
- - --------------------------------------------------------------------------------

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


  Three months ended March 31, 1996 compared to the three months ended March 31, 1995

          The increase in sales for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is principally due to the increase in sales of ReoPro. ReoPro sales commenced in January 1995.

          The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the three months ended March 31, 1996, ReoPro sales to Lilly were $9,924,000 and Lilly's announced sales to end-users were $22,800,000. For the three months ended March 31, 1995 ReoPro sales to Lilly were $7,900,000. The Company's sales of Panorex to Glaxo Wellcome for the three months ended March 31, 1996 were $1,364,000 as compared to $1,300,000 for the three months ended March 31, 1995. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners, which in the three months ended March 31, 1995 included initial launch period quantities. Diagnostic product sales for the three months ended March 31, 1996 were approximately $10,300,000 as compared to $10,100,000 for the three months ended March 31, 1995.

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

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
- - --------------------------------------------------------------------------------

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

          The decrease in contract revenues for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 was primarily due to the achievement of certain milestones in 1995 primarily pursuant to the Company's agreements with Lilly. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and its achievement of milestones under current arrangements.

          Cost of sales increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due primarily to an increase in the volume of ReoPro, and the mix of diagnostic products, sold. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. Beginning in 1997, the Company is required to make certain royalty payments to Lilly up to a designated level of sales of ReoPro. The Company expects an increase in cost of sales throughout 1996, the extent of which will depend primarily on the amount and mix of products sold.


          Research and development expenses for the three months ended March 31, 1996 decreased as compared to the three months ended March 31, 1995 due principally to the capitalization as inventory in 1996 of certain costs associated with the manufacture of ReoPro and Panorex. For the three months ended March 31, 1995 such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of future clinical trial-related activities.

          Marketing, general and administrative expenses for the three months ended March 31, 1996 decreased as compared to the three months ended March 31, 1995. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to current levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products.

          Interest income decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due principally to a decrease in interest rates on investments and a decrease in the Company's average investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

          Interest expense decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due principally to the conversion of the Company's 7 1/4% Convertible Subordinated Notes due February 1, 2001. Interest expense in future periods will depend upon the level

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
- - --------------------------------------------------------------------------------

of debt outstanding.

          Other expenses decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to an increase in the Company's equity in earnings of a company in which Centocor has an equity investment. The Company does not expect any significant income from this investment in the near future.


Per Share Calculations

          At March 31, 1996, approximately 6,107,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the weighted average number of shares outstanding in calculating per share data. The effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the effect would be dilutive. The approximately 3,460,000 shares issuable upon conversion of the 7 1/4% Convertible Notes and the 2,049,000 shares issuable upon conversion of the 6 3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

          No Common Stock equivalents or shares issuable upon conversion of the 7 1/4% Convertible Notes and 6 3/4% Convertible Debentures were included in the per share calculations for any periods presented since to do so would have been antidilutive as the Company has recorded net losses in all periods presented. In March 1996 the Company completed a public offering of 4,025,000 shares and in April 1996 the Company issued 3,450,000 shares as a result of conversion of the Company's 7 1/4% Convertible Notes. In future periods such shares will be included in the per share calculations and, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 6 3/4% Convertible Debentures in its calculations of per share data for such periods if the effect would be dilutive.


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

          The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the three months ended March 31, 1996, sales of the Company's products, including ReoPro and Panorex, did not generate sufficient revenue to result in positive cash flow. Under the Company's strategy of entering into collaborative alliances with established

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
- - --------------------------------------------------------------------------------

pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's therapeutic product candidates under development and diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or other product candidates will have a material adverse effect on the Company.

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

          At March 31, 1996, the Company had cash, cash equivalents and investments of $257,302,000, including equity investments of $5,811,000. For the three months ended March 31, 1996, the Company had negative cash flows from operations of $16,681,000. The Company's total cash flows for the three months ended March 31, 1996 included the receipt of $125,916,000, net of stock issuance costs, from a public offering of 4,025,000 shares of the Company's Common Stock and the receipt of $11,500,000 from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

          The Company's total cash, cash equivalents and investments increased by $120,096,000 from December 31, 1995, principally as a result of cash received from the stock offering and the exercise of warrants and options as discussed above, partially offset by cash used for operations and the purchase of property improvements and equipment. On March 20, 1996 the Company called for redemption the 7 1/4% Convertible Notes at a redemption price of 103.222% of the outstanding principal amount. The outstanding principal amount of the 7 1/4% Convertible Notes was $106,640,000 at December 31, 1995 and $96,093,000
at March 31, 1996. In April 1996, the Company issued approximately 3,450,000 shares of common stock upon conversion of approximately $95,755,000 principal amount of the 7 1/4% Convertible Notes and paid $338,000 in cash to redeem the remaining 7 1/4% Convertible Notes outstanding at March 31, 1996 which were not converted. The remaining proceeds from the offering, net of the amounts paid to redeem the 7 1/4% Convertible Notes will be utilized for working capital and other corporate purposes, which may include expenses associated with the development and clinical testing of therapeutic products, reduction of debt, purchase of the CPIII partnership interests and other acquisitions. The Company is not currently in discussions with respect to any acquisitions. Pending such

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
- - --------------------------------------------------------------------------------

uses, the Company intends to invest the net proceeds from this offering in short-term, investment grade, interest-bearing securities. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1996.

          Agreements covering $17,396,000 of the Company's outstanding debt balances contain certain financial and non-financial covenants, including the maintenance of minimum equity and cash balances and compliance with certain financial ratios. The Company is currently in compliance with certain financial covenants; however, if the Company continues to incur losses its ability to meet these covenants may be impaired. Therefore, the Company is required to maintain certain investments at the lending bank, which at March 31, 1996 totaled $20,000,000. The Company has classified the $17,396,000 of debt as short-term. Additionally, $7,229,000 of the Company's short-term debt is secured by investments at the lending bank of $7,260,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.


          Gross plant and equipment at March 31, 1996 decreased as compared to December 31, 1995, principally due to the impact of exchange rates on property and equipment denominated in foreign currencies partially offset by the investment of $637,000 for the purchase of property and equipment. At the Company's present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to reduce the carrying value of certain property, plant and equipment will not be required in the future.

          Long-term investments at March 31, 1996 increased as compared to December 31, 1995, principally due to the purchase of securities with maturities in excess of one year classified as held to maturity.

          Centocor has an exclusive option to purchase the limited partnership interests in CPIII. Centocor's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to 15% of the total capital contributions of such limited partner (approximately $7,926,000 in the aggregate) and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. Centocor commenced commercial sales of ReoPro in January 1995. If the Company elects to exercise this option, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in shares of the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. If Centocor does not exercise this option, it will have no rights to the technology or products developed on behalf of CPIII, including ReoPro.

          The Company has entered into indemnity agreements with CPIII, the former limited partners of CCIP and CPII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
- - --------------------------------------------------------------------------------

by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

  Legal Proceedings

          The Company is subject to certain litigation, as more fully described in Note 2 of the Company's Consolidated Financial Statements. While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that such legal proceedings will not have a material adverse effect on the Company.

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings

         See Note 2 to the Company's Consolidated Financial Statements, which is incorporated herein by reference.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------
              None.

         (b)  Reports on Form 8-K
              -------------------
              The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended March 31, 1996:

              Date of Report       Item Covered
              --------------       ------------
              January 26, 1996     5, 7
              February 15, 1996    5, 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Centocor, Inc.
                                    (Registrant)


Date:          May 7, 1996          /s/David P. Holveck
               -----------          ------------------------------
                                    David P. Holveck
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:          May 7, 1996          /s/Dominic J. Caruso
               -----------          ------------------------------
                                    Dominic J. Caruso
                                    Vice President- Finance
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)