Form 10-Q
period 1996-06-30
CENTOCOR INC
filed 1996-08-14
CIK 708823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------

                         Commission file number 0-11103
                                                -------

                                 CENTOCOR, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                    23-2117202
- - -------------------------------------            ------------------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                     Identification No.)


200 Great Valley Parkway         Malvern, Pennsylvania      19355-1307
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  610-651-6000
- - -------------------------------------------------------------------------------
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

Shares of Common Stock outstanding at August 1, 1996 were 68,635,975.

Part I: Financial Information
- - -----------------------------
Item 1: Financial Statements

                       CENTOCOR, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                  (Unaudited)
                                                    June 30,       December 31,
                                                      1996            1995
- - --------------------------------                   -----------     ------------
ASSETS

Current Assets:

    Cash and cash equivalents (Notes 4 and 7)        $ 59,887        $ 16,002
    Short-term investments (Notes 4 and 7)            100,508         115,435
    Accounts and contracts receivable                  25,013          11,489
    Interest receivable                                 1,994           1,648
    Inventory (Note 5)                                 21,842          20,783
    Prepaid expenses (Note 2)                          13,331           2,959
    Other current assets (Note 3)                      16,102             653
                                                     --------        --------
                                                      238,677         168,969

Property, Plant and equipment (Note 7):
    Land and buildings                                 72,021          72,980
    Equipment, furniture, fixtures and
     improvements                                      68,222          69,884
                                                     --------        --------
                                                      140,243         142,864
    Less accumulated depreciation                     (76,654)        (74,727)
                                                     --------        --------
                                                       63,589          68,137

Long-term investments (Note 4)                          9,562           5,769

Intangible and other assets (Note 6)                   24,807          17,409
                                                     --------        --------
    Total assets                                     $336,635        $260,284
                                                     ========        ========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

                                                  (Unaudited)
                                                   June 30,     December 31,
                                                     1996           1995
- - --------------------------------------           -------------  -------------

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

          Accounts payable                           $5,423         $4,126
          Due to Eli Lilly and Company (Note 3)      27,000             --
          Accrued expenses                           22,507         26,139
          Unearned revenues                              --             83
          Note payable (Note 7)                       7,059          7,500
          Current portion of
            long-term debt (Note 7)                  15,274         18,289
                                                 -----------     ----------
                                                     77,263         56,137

Long-term debt (Note 7)                              54,765        231,640


Other liabilities                                     1,462          1,286

Minority interest                                     1,888            617

Shareholders' equity (Notes 2,3 and 7):
         Preferred Stock, $.01 par value,
          10,000 shares authorized, none issued          --             --
         Common Stock, $.01 par value,
          100,000 shares authorized and
          67,693 and 58,538 issued and
          outstanding at June 30, 1996 and
          December 31,1995, respectively                677            585
         Additional paid-in capital               1,016,327        770,068
         Deficit                                   (822,860)      (808,839)
         Unrealized gain on marketable
           securities                                 1,840          2,342
         Cumulative foreign currency
           translation adjustments                    5,273          6,448
                                                 -----------     ----------
                                                    201,257        (29,396)
                                                 -----------     ----------
              Total liabilities and
                shareholders' equity               $336,635       $260,284
                                                 ===========     ==========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

- - -----------------------------------------------------------------------------------
For the three months ended June 30,                          1996          1995
- - -----------------------------------------------------------------------------------
  Revenues:
    Sales                                                    $29,526       $17,754
    Contracts                                                  1,060         3,000
                                                         ------------  ------------
                                                              30,586        20,754

  Costs and expenses:
    Cost of sales                                             14,554         8,071
    Research and development                                  13,296        17,008
    Marketing, general and administrative                      7,882         7,120
                                                         ------------  ------------
                                                              35,732        32,199

  Other income (expenses):
    Interest income                                            3,222         2,798
    Interest expense                                          (2,464)       (4,868)
    Litigation settlement                                         --        (3,750)
    Other income (expense)                                      (640)          (44)
                                                         ------------  ------------
                                                                 118        (5,864)

  Loss before extraordinary item                             ($5,028)     ($17,309)
                                                         ------------  ------------

  Extraordinary item:
    Net gain on extinguishment of debt (Note 7)                  705            --
                                                          -----------   -----------

  Net loss                                                    (4,323)      (17,309)
                                                          ===========   ===========

  Net loss per share:

    Before extraordinary item                                 ($0.07)       ($0.30)
    Extraordinary item                                          0.01            --
                                                         ------------  ------------
    Net loss per share                                        ($0.06)       ($0.30)
                                                          ===========   ===========

  Weighted average number of shares
    outstanding                                               67,645        58,258
                                                          ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

- - -----------------------------------------------------------------------------------
For the six months ended June 30,                            1996          1995
- - -----------------------------------------------------------------------------------
  Revenues:
    Sales                                                    $51,236       $37,073
    Contracts                                                  1,232         7,676
                                                         ------------  ------------
                                                              52,468        44,749

  Costs and expenses:
    Cost of sales                                             25,108        16,696
    Research and development                                  25,844        30,509
    Marketing, general and administrative                     15,285        14,614
                                                         ------------  ------------
                                                              66,237        61,819

  Other income (expenses):
    Interest income                                            5,487         5,583
    Interest expense                                          (5,731)       (9,832)
    Litigation settlement                                         --        (3,750)
    Other income (expense)                                      (713)         (482)
                                                         ------------  ------------
                                                                (957)       (8,481)

  Loss before extraordinary item                            ($14,726)     ($25,551)
                                                         ------------  ------------

  Extraordinary item:
    Net gain on extinguishment of debt (Note 7)                  705            --
                                                          -----------   -----------

  Net loss                                                  ($14,021)     ($25,551)
                                                          ===========   ===========

  Net loss per share:

    Before extraordinary item                                 ($0.23)       ($0.44)
    Extraordinary item                                          0.01            __
                                                         ------------  ------------
    Net loss per share                                        ($0.22)       ($0.44)
                                                          ===========   ===========

  Weighted average number of shares
    outstanding                                               63,901        58,014
                                                          ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

  ----------------------------------------------------------------------------------
  For the six months ended June 30,                             1996          1995
  ----------------------------------------------------------------------------------
  Cash flows used for operating activities:
    Net loss                                                  ($14,021)     ($25,551)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
       Net gain on extinguishment of debt                         (705)           --
       Litigation reserve                                           --         3,750
       Provisions for depreciation and amortization              7,067         8,663
       Amortization of deferred income                             (74)       (1,657)
       Other                                                     1,316         1,377
       Changes in assets and liabilities:
             Accounts and contracts receivable                 (14,177)       (7,253)
             Interest receivable                                  (364)         (859)
             Inventory                                          (2,073)       (4,265)
             Prepaid expenses                                  (12,215)       (1,057)
             Other current assets                                 (451)          228
             Intangible and other assets                        (3,966)       (1,185)
             Accounts payable                                    1,426        (1,827)
             Unearned revenue                                       --           123
             Accrued expenses and other liabilities                127           988
             Other long-term liabilities                           176           508
                                                           ------------  ------------
      Net cash used for operating activities                   (37,934)      (28,017)

  Cash flows (used for) from investing activities:
    Purchases of investments                                   (40,445)      (78,962)
    Sales of investments                                        53,740        66,300
    Net purchases of fixed assets                               (1,773)       (2,968)
                                                           ------------  ------------
      Net cash (used for) from investing activities             11,522       (15,630)

  Cash flows from financing activities:
    Net proceeds from issuance of Common Stock relating
       to Public offering                                      125,916            --
    Net proceeds from other issuances of  Common Stock          13,529        16,682
    Reduction of long-term debt and notes payable              (68,820)       (7,977)
                                                           ------------  ------------
      Net cash from financing activities                        70,625         8,705
  Effect of foreign currency translation                          (328)          604
                                                           ------------  ------------

  Net increase (decrease) in cash and cash equivalents          43,885       (34,338)
  Beginning cash and cash equivalents                           16,002        78,925
                                                           ------------  ------------

  Ending cash and cash equivalents                             $59,887       $44,587
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

   The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at June 30, 1996 and December 31, 1995 and the consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

   Legal Proceedings
   -----------------

   In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent application and foreign patents. The patents and applications include claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections, the targeted indication of Centoxin. The complaint also alleged that the Company failed to use its best efforts to perfect and market Centoxin. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Eli Lilly and Company ("Lilly"). The complaint did not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the counterclaims and certain affirmative defenses were dismissed on June 22, 1993 with leave to replead. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint. In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (i) failure of consideration, (ii) fraud in the inducement and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery is in progress, and trial is scheduled for February 1997. The Company moved for partial summary judgment with respect to the plaintiff's claim that under its license agreement, Lilly is allegedly a sublicensee of Centocor, thereby purportedly entitling plaintiff to a significant part of the funds paid by Lilly to Centocor. That motion was granted and the plaintiff is seeking rehearing. Plaintiff has moved for partial summary judgment with respect to certain of the affirmative defenses and the Company's counterclaims. In addition, the Company has moved for partial summary judgment dismissing the so-called best efforts claim and plans to file motions to dismiss additional claims. The Company believes that the allegations of Velos are without merit and intends to vigorously defend this suit and to pursue its counterclaim.

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

   The suit by PaineWebber R&D II, L.P., was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDC III"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to CPIII going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (since amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDC III and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber, since amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Discovery is proceeding. A trial date has been fixed for January 1997. The Company believes that the allegations of the plaintiffs in these suits are without merit and intends to vigorously defend them.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

   Partnerships
   ------------

   Centocor has an exclusive option to purchase the limited partnership interests in CPIII. Centocor's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to 15% of the total capital contributions of such limited partner (approximately $7,926,000 in the aggregate) and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. Centocor commenced commercial sales of ReoPro in January 1995. If the Company elects to exercise this option, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in shares of the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. If Centocor does not exercise this option, it will have no rights to the technology or products developed on behalf of CPIII, including ReoPro. The Company expects that the purchase option will become exercisable during the first quarter of 1997.

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

   Royalties
   ---------

   The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales, if any, of products developed by each of the respective partnerships. Upon any exercise by the Company of its option to acquire the limited partnership interests in CPIII, the Company would be required to make future payments to the former limited partners of CPIII, including payments based on any sales of ReoPro.

   The Company has an agreement which requires it to make certain future royalty payments depending on the level of ReoPro sales and, in the second quarter of 1996, the Company prepaid such royalties and included them as a prepaid expense on it's consolidated balance sheets. Beginning in 1997, this prepaid royalty payment will be reflected in operating results up to a designated level of sales of ReoPro.

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

Note 3
Collaborative Arrangements

   Relationship with Eli Lilly and Company
   ---------------------------------------

   In July 1992, Centocor and Lilly entered into a Sales and Distribution Agreement later amended in June 1993. Under that Agreement, as amended, Centocor is principally responsible for developing and manufacturing ReoPro, and Lilly will assist Centocor in the regulatory filings and continued development of ReoPro for various clinical indications. Also, in the event Centocor cannot manufacture ReoPro or under certain other circumstances, such as material breach of the agreement by or the bankruptcy of Centocor, Lilly has the option to assume the manufacture of ReoPro and assure the continued supply of the product, even to the extent of acquiring Centocor's related manufacturing assets at their independently appraised values.

   In June 1996, the Company and Lilly amended its Sales and Distribution Agreement. Under the amendment, Lilly will no longer have the exclusive right to buy ReoPro for resale in Japan. Lilly will maintain its exclusive right to buy and resell ReoPro in the rest of the world. In July 1996, in consideration of the amendment and other activities in connection with the commercialization and market development of ReoPro, the Company issued 920,716 common shares to Lilly. At June 30, 1996, the Company had a current liability to Lilly of $27,000,000 pending the final delivery of the shares.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

   Centocor is in the final stages of discussions with a potential new marketing partner in Japan.

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

   At June 30, 1996, securities classified as available for sale and held to maturity are summarized below (in thousands):


                                                    Estimated
                                   Adjusted         Unrealized       Carrying
                                     Cost      Gains      (Losses)     Value
                                   --------  ----------  ----------  --------

Investments available for sale:
   Equity securities                 $5,740      $1,840        $ -    $7,580
                                   ========  ==========  =========   =======

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

                                                                                                     Estimated
                                                                                    Carrying         Unrealized        Fair
                                                                                     Value      Gains      (Losses)    Value
                                                                                    --------  ----------  ----------  --------
Investments held to maturity:
   Securities and obligations of
      the U.S. Treasury and other
      U.S. government agencies                                                      $ 53,947    $     15      $ (46)  $ 53,916
   Certificates of deposit                                                            28,589           -          -     28,589
   Corporate bonds and
      commercial paper                                                                23,198           4        (57)    23,145
                                                                                    --------  ----------  ---------   --------
                                                                                    $105,734    $     19      $(103)  $105,650
                                                                                    ========  ==========  =========   ========

   At June 30, 1996, these securities were classified as follows (in thousands):

Cash equivalents                                                                    $  3,244
Short-term investments                                                               100,508
Long-term investments                                                                  9,562
                                                                                    --------
                                                                                    $113,314
                                                                                    ========

   The Company has agreed to maintain investments of $27,260,000 as of June 30, 1996 at certain banks as collateral for loans from those banks. See Note 7.

Note 5
Inventory

   Inventory consists of the following (in thousands):


                             June 30,  December 31,
                               1996        1995
                             --------  ------------

          Raw materials       $ 5,156       $ 4,965
          Work in process       8,606         9,382
          Finished goods        8,080         6,436
                              -------       -------
                              $21,842       $20,783
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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

Note 6
Intangibles and Other Assets

    Intangibles and other assets consist of the following (in thousands):


                                          June 30,  December 31,
                                            1996        1995
                                          --------  ------------

    Licenses                               $ 4,047       $ 4,126
    Goodwill                                 5,330         5,502
    Debt issuance costs                        834         3,854
    Prepaid royalties                        1,662         1,697
    Deferred charges related to ReoPro      12,000             -
    Other                                      934         2,230
                                           -------       -------
                                           $24,807       $17,409
                                           =======       =======

    Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.

Note 7
Debt

    Notes Payable

    Notes payable at June 30, 1996 and December 31, 1995 consists of $7,059,000 and $7,500,000, respectively, of borrowings under short-term notes at an interest rate of 3.51 percent per annum at June 30, 1996, payable in Dutch guilders no later than September 19, 1996. These borrowings are secured by investments at the lending bank of $7,260,000 (see "Loan Covenants").

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------


    Long-term debt

    Long-term debt consists of the following (in thousands):


                            June 30,   December 31,
                              1996         1995
                            ---------  -------------

7-1/4 percent Notes         $      -       $106,640
6-3/4 percent Debentures      54,765        125,000
Mortgage Debt                  7,545          9,101
Long-term Note                 7,729          9,188
                            --------       --------
                              70,039        249,929
Current Portion              (15,274)       (18,289)
                            --------       --------
                            $ 54,765       $231,640
                            ========       ========

    7-1/4 Percent Notes

      On March 20, 1996, the Company called for redemption the 7-1/4% Convertible Notes at a redemption price of 103.222 percent of the outstanding principal amount. The outstanding principal amount of the 7-1/4% Convertible Notes was $106,640,000 at December 31, 1995. The Company issued approximately 3,831,000 shares of common stock upon conversion of approximately $106,302,000 principal amount of the 7-1/4% Convertible Notes and paid $338,000 in cash to redeem the remaining 7-1/4% Convertible Notes outstanding which were not converted.

    6-3/4% Convertible Debentures

    On October 16, 1991, the Company issued $125,000,000 principal amount of 6-3/4% Convertible Debentures due October 16, 2001. The 6-3/4% Convertible Debentures were initially convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6-3/4% Convertible Debentures are subordinated in right of payment to senior indebtedness at June 30, 1996 of $15,274,000 and all future senior indebtedness of the Company. The 6-3/4% Convertible Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 102 percent of the principal amount of the 6-3/4% Convertible Debentures. The Company may be required to redeem the 6-3/4% Convertible Debentures at their principal amount at the option of the holders of the 6-3/4% Convertible Debentures in certain limited circumstances, including a change in control of the Company.

    In the second quarter of 1996, the Company purchased $70,235,000 of its 6-3/4% Convertible Debentures which were subsequently retired. At June 30, 1996, $54,765,000 of the 6-3/4% Convertible Debentures remain outstanding and are convertible into approximately 898,000 shares of the Company's

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

common stock.

    Long-term Notes

    The Company borrowed $7,729,000 under a 9-1/2% percent long-term note which is payable in Dutch guilders. A Netherlands loan, with an outstanding balance of approximately $5,632,000 at June 30, 1996, is payable in Dutch guilders and bears interest at an annual rate of 8-1/4% percent through its final maturity date of September 30, 2011. At June 30, 1996 and December 31, 1995 these loans are classified as short-term debt (see "Loan Covenants").

    Loan Covenants

    The Company is required to maintain certain investments at the lending bank, which at June 30, 1996 totaled $20,000,000. The Company has classified the $15,274,000 of debt as short-term. Additionally, $7,059,000 of the Company's short-term debt is secured by investments at the lending bank of $7,260,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

    Net Gain on Extinguishment of Debt

    In the second quarter of 1996, the Company purchased and retired $70,235,000 principal amount of the 6-3/4% Convertible Debentures due October, 2001. The 6-3/4% Convertible Debentures were purchased at less than face value resulting in an extraordinary gain of $3,475,000. Partially offsetting the extraordinary gain are charges of $2,770,000 relating to the writeoff of debt issuance costs.

Note 8
Contract Revenues

    Pursuant to the Company's agreements with Tanabe Seiyaku Co. Ltd. ("Tanabe"), the Company recognized revenues of $1,000,000, for the three and six months ended June 30, 1996 upon the achievement of milestones relating to the development of CenTNF.

    Pursuant to the Company's agreement with Lilly, the Company recognized revenues of $3,000,000 and $6,000,000 for the three and six months ended June 30, 1995 upon the achievement of milestones related to the development of ReoPro.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
- - --------------------------------------------------------------------------------

Note 9
Income Taxes

    The Company has net operating loss carryforwards available in the United States for federal income tax purposes of approximately $604,000,000 which will begin to expire at various dates from the year 2005 to 2011. Net operating loss carryforwards may also be subject to various annual and other limitations on the amounts to be utilized.

    Realization of net deferred tax assets related to the Company's loss carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at June 30, 1996.

Note 10
Supplemental Information on Cash Flows

    Interest paid for the six months ended June 30, 1996 and 1995 was $4,764,000 and $9,365,000, respectively.

    Income tax payments for the six months ended June 30, 1996 and 1995 were $4,600 and $9,000, respectively.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

    Any statements released by Centocor that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties which may affect the Company's business and prospects, including economic, competitive, governmental, technological and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

Three months ended June 30, 1996 compared to the three months ended June 30,
1995

          The increase in sales for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 is principally due to the increase in sales of ReoPro to Lilly.

          For the three months ended June 30, 1996, ReoPro sales to Lilly were $18,497,000 and Lilly's announced sales to end-users were approximately $37,200,000. For the three months ended June 30, 1995 ReoPro sales to Lilly were $4,535,000. The Company's sales of Panorex to Glaxo Wellcome for the three months ended June 30, 1996 were $634,000 as compared to $1,753,000 for the three months ended June 30, 1995 as excess inventory levels held by Glaxo Wellcome continue to be reduced through sales to end users. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. Diagnostic product sales for the three months ended June 30, 1996 were approximately $10,395,000 as compared to $11,430,000 for the three months ended June 30, 1995. An increase in the unit volume of diagnostic products on automated diagnostic platforms, offset by sales price reductions on certain diagnostic products resulted in the decrease in diagnostic sales for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

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

          The decrease in contract revenues for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was due to the achievement of $3,000,000 from certain milestones in 1995 pursuant to the Company's agreements with Lilly. Contract revenues for the three months ended June 30, 1996 consisted primarily of $1,000,000 related to the achievement of certain CenTNF milestones pursuant to the Company's agreements with Tanabe.

          Cost of sales increased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due primarily to an increase in the volume of ReoPro. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales throughout 1996, the extent of which will depend primarily on the volume and mix of products sold.

          Research and development expenses for the three months ended June 30, 1996 decreased as compared to the three months ended June 30, 1995 due principally to the capitalization as inventory in 1996 of certain costs associated with the manufacture of ReoPro. For the three months ended June 30, 1995 such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. The level of the Company's total research and development expenses in future periods will be dependent upon the extent and timing of future clinical trial-related activities.

          Marketing, general and administrative expenses for the three months ended June 30, 1996 increased as compared to the three months ended June 30, 1995 primarily due to increased ReoPro market development efforts. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to current levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products.

          Interest income increased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due principally to the increase in the Company's average investment balances as a result of the public equity offering in the first quarter. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

          Interest expense decreased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due principally to the conversion of the Company's 7-1/4% Convertible Subordinated Notes due February 1, 2001. Interest expense in future periods will depend upon the level of debt outstanding.

          Other expenses increased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due to a decrease in the equity in earnings of a company in which Centocor has an equity investment. As the investee company's operating results fluctuate from period to period, Centocor's equity in its earnings will also fluctuate. The Company does not expect any significant income from this investment in the near future.

    Six months ended June 30, 1996 compared to the six months ended June 30,
1995

    The increase in sales for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is principally due to the continued increase in sales of ReoPro. ReoPro sales commenced in January 1995.

    For the six months ended June 30, 1996, ReoPro sales to Lilly were $28,421,000 and Lilly's announced sales to end-users were approximately $60,000,000. For the six months ended June 30, 1995 ReoPro sales to Lilly were $12,447,000. The Company's sales of Panorex to Glaxo Wellcome for the six months ended June 30, 1996 were $2,073,000 as compared to $3,084,000 for the six months ended June 30, 1995 as excess inventory levels held by Glaxo Wellcome continue to be reduced through sales to end users. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners, which in the six months ended June 30, 1995 included initial launch period quantities. Diagnostic product sales for the six months ended June 30, 1996 were approximately $20,742,000 as compared to $21,506,000 for the six months ended June 30, 1995. An increase in the unit volume of diagnostic products on automated diagnostic platforms, offset by sales price reductions on certain diagnostic products resulted in the decrease in diagnostic sales for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

    The Company expects therapeutic product sales, primarily of ReoPro to increase in the second half of 1996 as compared to the first half as market acceptance continues to grow. Panorex sales are expected to be lower in the second half of 1996 as compared to the first half as Glaxo Wellcome continues to reduce excess inventory levels through sales to end users. Diagnostic product sales are expected to continue at about the same level as in the first half of the year.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

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

    The decrease in contract revenues for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was primarily due to the achievement of certain milestones in 1995 primarily pursuant to the Company's agreements with Lilly. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and its achievement of milestones under current arrangements.

    Cost of sales increased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due primarily to an increase in the volume of ReoPro sales. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales throughout 1996, the extent of which will depend primarily on the amount and mix of products sold.

    Research and development expenses for the six months ended June 30, 1996 decreased as compared to the six months ended June 30, 1995 due principally to the capitalization as inventory in 1996 of certain costs associated with the manufacture of ReoPro and Panorex. For the six months ended June 30, 1995 such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of future clinical trial-related activities. The Company expects total research and development expenses for 1996 to be below total 1995 levels primarily due to the above mentioned manufacturing capitalization.

    Marketing, general and administrative expenses for the six months ended June 30, 1996 increased as compared to the six months ended June 30, 1995 primarily due to ReoPro market development efforts. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to current levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products.

    Interest income decreased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due principally to a decrease in interest rates on investments and a decrease in the Company's average investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

    Interest expense decreased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due principally to the conversion of the Company's 7-1/4% Convertible Notes due February 1, 2001. Interest expense will no longer be incurred on these notes. Interest expense in the second half of 1996 is expected to be lower than reported in the first half due to both the conversion of

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

the 7-1/4% Convertible Notes and the purchase of $70,235,000 of the 6-3/4% Convertible Debentures.

    Other expenses increased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due to a decrease in the Company's equity in earnings of a company in which Centocor has an equity investment. As the investee company's operating results fluctuate from period to period, Centocor's equity in its earnings will also fluctuate. The Company does not expect any significant income from this investment in the near future.

Per Share Calculations

          At June 30, 1996, approximately 4,660,488 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the weighted average number of shares outstanding in calculating per share data. The effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the effect would be dilutive. The approximately 898,000 shares issuable upon conversion of the 6-3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

          No Common Stock equivalents or shares issuable upon conversion of the 6-3/4% Convertible Debentures were included in the per share calculations for any periods presented since to do so would have been antidilutive as the Company has recorded net losses in all periods presented. In March 1996, the Company completed a public offering of 4,025,000 shares and in April 1996 the Company issued 3,450,000 shares as a result of conversion of the Company's 7-1/4% Convertible Notes. These shares have been included in the per share calculations and, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 6-3/4% Convertible Debentures in its calculations of per share data for such periods if the effect would be dilutive.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

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

          The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the six months ended June 30, 1996, sales of the Company's products, including ReoPro and Panorex, did not generate sufficient revenue to result in positive cash flow. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's therapeutic product candidates under development and diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or other product candidates will have a material adverse effect on the Company.

          Until significant and sustained levels of therapeutic product sales are achieved, the Company may need to secure significant additional funding in the future from collaborative arrangements with pharmaceutical companies or from the capital markets. There can be no assurance that sufficient additional funding will be available to the Company or that the Company can obtain additional collaborations with established pharmaceutical companies and receive payments for product rights and/or the achievement of milestones under such collaborative agreements. Even if the Company obtains such funding, there can be no assurance that such funding will be sufficient to sustain the Company's operations until it generates positive cash flows from operations.

          At June 30, 1996, the Company had cash, cash equivalents and investments of $169,957,000, including equity investments of $7,580,000. For the six months ended June 30, 1996, the Company had negative cash flows from operations of $37,934,000. The Company's total cash flows for the six months ended June 30, 1996 included the receipt of $125,916,000, net of stock issuance costs, from a public offering of 4,025,000 shares of the Company's Common Stock and the receipt of $13,529,000 from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

          The Company's total cash, cash equivalents and investments increased by $32,751,000 from December 31, 1995, principally as a result of cash received from the stock offering and the exercise of warrants and options as discussed above partially offset by the purchase of $70,235,000 of the Company's 6-3/4% Convertible Debentures in the second quarter. In the first quarter of 1996, the Company completed a public equity offering of 4,025,000 shares of common stock. The net proceeds to the Company from the offering were $125,916,000. Upon completion of the offering, the Company initiated redemption of the remaining 7-1/4% Convertible Notes due February 2001 most of which were converted into common stock in the second quarter of 1996. At June 30, 1996, the 7-1/4% Convertible Notes were eliminated. Also in the second quarter, the Company purchased $70,235,000 of the 6-3/4% Convertible Debentures. At June 30, 1996, $54,765,000 of the 6-3/4% Convertible Debentures remain outstanding. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1996.

          The Company is required to maintain certain investments at the lending bank, which at June 30, 1996 totaled $20,000,000. The Company has classified the $15,274,000 of debt as short-term. Additionally, $7,059,000 of the Company's short-term debt is secured by investments at the lending bank of $7,260,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

          Gross plant and equipment at June 30, 1996 decreased as compared to December 31, 1995, principally due to the impact of exchange rates on property and equipment denominated in foreign currencies partially offset by the investment of $1,773,000 for the purchase of property improvements and equipment. At the Company's present level of operations, the Company currently maintains idle facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to reduce the carrying value of certain property, plant and equipment will not be required in the future.

          Accounts receivable at June 30, 1996 increased as compared to December 31, 1995 primarily due to increased sales of ReoPro to Lilly.

          The Company has an agreement which requires it to make certain future royalty payments depending on the level of ReoPro sales. In the second quarter of 1996, the Company prepaid such royalties, therefore, prepaid expenses at June 30, 1996 increased as compared to December 31, 1995.

          Other current assets increased as compared to December 31, 1995 resulting from the amendment to the Company's Sales and Distribution Agreement with Lilly and other activities in connection with the commercialization and market development of ReoPro.

          Long-term investments at June 30, 1996 increased as compared to December 31, 1995, principally due to the purchase of securities with maturities in excess of one year classified as held to

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations
- - -------------

maturity.

          Intangible and other assets increased as compared to December 31, 1995 resulting from the amendment to the Company's Sales and Distribution Agreement with Lilly and other activities in connection with the commercialization and market development of ReoPro.

          In consideration of the amendment to the Sales and Distribution Agreement and other activities in connection with the commercialization and market development of ReoPro, Centocor issued 920,716 common shares to Lilly in July 1996. At June 30, 1996, the Company had a current liability to Lilly of $27,000,000 pending the final delivery of the shares.

          Centocor has an exclusive option to purchase the limited partnership interests in CPIII. Centocor's option to purchase the limited partnership interests in CPIII is exercisable upon the earlier of (a) each limited partner having received distributions related to sales of the CPIII products equal to 15% of the total capital contributions of such limited partner (approximately $7,926,000 in the aggregate) and the expiration of at least 24 months after the first commercial sale of a CPIII product or (b) the expiration of at least 48 months after the first commercial sale of a CPIII product; but, in any event, not prior to the expiration of the then applicable long-term capital gains holding period after the expenditure by the Company of all funds paid to it pursuant to the Development Agreement with CPIII. Centocor commenced commercial sales of ReoPro in January 1995. If the Company elects to exercise this option, the Company must make an advance payment of approximately $13,598,000 in cash or, at the Company's election, approximately $15,229,000 in shares of the Company's Common Stock, and future payments generally of six percent of sales of products developed by CPIII. If Centocor does not exercise this option, it will have no rights to the technology or products developed on behalf of CPIII, including ReoPro. The Company expects that the purchase option will become exercisable during the first quarter of 1997.

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

Item 4:  Submission of Matters to a Vote of Security Holder.

         (a) The Annual Meeting of Shareholders was held on May 15, 1996 at the Company's principal office at 200 Great Valley Parkway, Malvern, Pennsylvania.

         (b) With respect to the election of directors for a term of one year expiring on the date of the 1997 annual meeting of shareholders, each nominee was elected with the following vote:

                                                              Total Vote for     Total Vote Withheld
                                                               Each Director     From Each Director
                                                            -------------------  -------------------
             Anthony B. Evnin                                     46,892,056              260,569
             William F. Hamilton                                  46,889,650              262,975
             David P. Holveck                                     46,886,449              266,176
             Antonie T. Knoppers                                  46,866,998              285,627
             Ronald A. Matricaria                                 46,887,465              265,160
             Hubert J.P. Schoemaker                               46,891,840              260,785
             Richard D. Spizzirri                                 46,862,896              289,729
             Lawrence Steinman                                    46,025,864            1,126,761
             Jean C. Tempel                                       46,888,854              263,771

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits
             --------
             None.

         (b) Reports on Form 8-K
             -------------------
             The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended June 30, 1996:

             Date of Report        Item Covered
             --------------        ------------
             None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Centocor, Inc.
                                        (Registrant)


Date:   August 14, 1996                 /s/David P. Holveck
     ----------------------             ------------------------------
                                        David P. Holveck
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:   August 14, 1996                 /s/Dominic J. Caruso
     ----------------------             ------------------------------
                                        Dominic J. Caruso
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)