Form 10-Q
period 1996-09-30
CENTOCOR INC
filed 1996-11-13
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Pennsylvania                                               23-2117202
---------------------                                ---------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification No.)


200 Great Valley Parkway          Malvern, Pennsylvania         19355-1307
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

Shares of Common Stock outstanding at November 1, 1996 were 69,122,053.

PART I: FINANCIAL INFORMATION
-----------------------------
ITEM 1: FINANCIAL STATEMENTS


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                 (Unaudited)
                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                   1996                   1995
  --------------------------------                           -------------------     ---------------
ASSETS

CURRENT ASSETS:

          Cash and cash equivalents  (Notes 4 and 7)                    $ 59,135            $ 16,002
          Short-term investments (Notes 4 and 7)                         111,137             115,435
          Accounts and contracts receivable                               25,538              11,489
          Interest receivable                                              2,365               1,648
          Inventory (Note 5 )                                             22,976              20,783
          Prepaid expenses                                                 1,316               2,959
          Other current assets                                               671                 653
                                                             -------------------     ---------------
                                                                         223,138             168,969


PROPERTY, PLANT AND EQUIPMENT (NOTE 7):
          Land and buildings                                              72,039              72,980
          Equipment, furniture, fixtures and
          improvements                                                    69,194              69,884
                                                             -------------------     ---------------
                                                                         141,233             142,864
          Less accumulated depreciation                                  (78,801)            (74,727)
                                                             -------------------     ---------------
                                                                          62,432              68,137

LONG-TERM INVESTMENTS (NOTE 4)                                            27,167               5,769

INTANGIBLE AND OTHER ASSETS (NOTE 6)                                      35,659              17,409
                                                             -------------------     ---------------

          TOTAL ASSETS                                                  $348,396            $260,284
                                                             ===================     ===============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

                                                          (Unaudited)
                                                         September 30,        December 31,
                                                              1996               1995
-------------------------------------------             ---------------     ---------------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:

     Accounts payable                                           $4,828              $4,126
     Accrued expenses                                           29,507              26,139
     Unearned revenues                                               -                  83
     Note payable (Note 7 )                                      7,059               7,500
     Current portion of
       long-term debt (Note 7 )                                 15,141              18,289
                                                        --------------      --------------
                                                                56,535              56,137

Long-term debt (Note 7)                                         54,765             231,640


Other liabilities                                                1,280               1,286

Minority interest                                                3,319                 617

Shareholders' equity (Notes 2,3 and 7):
      Preferred Stock, $.01 par value,
       10,000 shares authorized, none issued                         -                   -
      Common Stock, $.01 par value,
       100,000 shares authorized and
       69,120 and 58,538 issued and
       outstanding at September 30, 1996 and
       December 31,1995, respectively                              691                 585
     Additional paid-in capital                              1,049,372             770,068
     Accumulated Deficit                                      (824,495)           (808,839)
     Unrealized gain on marketable
        securities                                               1,673               2,342
     Cumulative foreign currency
        translation adjustments                                  5,256               6,448
                                                        --------------      --------------
                                                               232,497             (29,396)
                                                        --------------      --------------
          Total liabilities and
            shareholders' equity                              $348,396            $260,284
                                                        ==============      ==============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------
For the three months ended September 30,                          1996                1995
------------------------------------------------------------------------------------------------------

REVENUES:
Sales                                                                $38,309           $15,860
Contracts                                                                870             3,295
                                                               --------------    --------------
                                                                      39,179            19,155

COSTS AND EXPENSES:
Cost of sales                                                         17,652             7,271
Research and development                                              15,174            18,376
Marketing, general and administrative                                  8,537             7,643
                                                               --------------    --------------
                                                                      41,363            33,290

OTHER INCOME (EXPENSES):
Interest income                                                        2,332             2,425
Interest expense                                                      (1,631)           (2,592)
Other income (expense)                                                  (152)            2,147
                                                               --------------    --------------
                                                                         549             1,980

NET LOSS                                                             ($1,635)         ($12,155)
                                                               ==============    ==============

LOSS PER SHARE                                                        ($0.02)           ($0.21)
                                                               ==============    ==============

Weighted average number of shares
   outstanding                                                        68,940            58,347
                                                               ==============    ==============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

---------------------------------------------------------------------------
For the nine months ended September 30,            1996            1995
---------------------------------------------------------------------------
REVENUES:
  Sales                                            $89,545         $52,933
  Contracts                                          2,102          10,971
                                               ------------    ------------
                                                    91,647          63,904

COSTS AND EXPENSES:
  Cost of sales                                     42,760          23,996
  Research and development                          41,018          48,885
  Marketing, general and administrative             23,822          22,228
                                               ------------    ------------
                                                   107,600          95,109

OTHER INCOME (EXPENSES):
  Interest income                                    7,819           8,008
  Interest expense                                  (7,362)        (12,424)
  Litigation settlement                                  0          (3,750)
  Other income (expense)                              (865)          1,665
                                               ------------    ------------
                                                      (408)         (6,501)

LOSS BEFORE EXTRAORDINARY ITEM                    ($16,361)       ($37,706)
                                               ------------    ------------
EXTRAORDINARY ITEM:
  NET GAIN ON EXTINGUISHMENT OF DEBT                   705               -
                                               ------------    ------------
NET LOSS                                          ($15,656)        (37,706)
                                               ============    ============
NET LOSS PER SHARE:

  BEFORE EXTRAORDINARY ITEM                         ($0.25)         ($0.65)
  EXTRAORDINARY ITEM                                  0.01               -
                                               ------------    ------------
  NET LOSS PER SHARE                                ($0.24)         ($0.65)
                                               ============    ============
 Weighted average number of shares
   outstanding                                      65,584          58,125
                                               ============    ============

    See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------
For the nine months ended September 30,                                1996           1995
------------------------------------------------------------------------------------------------
Cash flows used for operating activities:

 Net loss                                                            ($15,656)      ($37,706)
 Adjustments to reconcile net loss to net cash
   used for operating activities:
   Net gain on extinguishment of debt                                    (705)             -
   Net gain on long-term investments                                        -           (919)
   Provisions for depreciation and amortization                        10,483         12,628
   Amortization of deferred income                                        (83)        (1,657)
   Other                                                                1,382            121
   Changes in assets and liabilities:
          Accounts and contracts receivable                           (14,140)        (3,729)
          Interest receivable                                            (737)        (1,359)
          Inventory                                                    (3,017)        (4,681)
          Prepaid expenses                                               (932)        (1,362)
          Other current assets                                            (20)           186
          Intangible and other assets                                 (15,127)        (1,380)
          Accounts payable                                                782         (2,998)
          Unearned revenue                                                  -             81
          Accrued expenses and other liabilities                         7,940          (386)
          Other long-term liabilities                                     (131)          283
                                                                     ----------    ----------
   Net cash used for operating activities                              (29,961)      (42,878)

Cash flows used for investing activities:
 Purchases of investments                                              (97,535)     (108,893)
 Sales of investments                                                   83,050       106,400
 Net purchases of fixed assets                                          (2,889)       (3,668)
                                                                     ----------    ----------
  Net cash used for investing activities                               (17,374)       (6,161)

Cash flows from financing activities:
 Net proceeds from issuance of Common Stock relating
  to Public offering                                                   125,916             -
 Net proceeds from other issuances of Common Stock                      34,356        17,003
 Reduction of long-term debt and notes payable                         (69,242)       (8,041)
                                                                     ----------    ----------
  Net cash from financing activities                                    91,030         8,962
Effect of foreign currency translation                                    (562)          334
                                                                     ----------    ----------

Net increase (decrease) in cash and cash equivalents                    43,133       (39,743)
Beginning cash and cash equivalents                                     16,002        78,925
                                                                     ----------    ----------
Ending cash and cash equivalents                                       $59,135       $39,182
                                                                     ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at September 30, 1996 and December 31, 1995 and the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

Note 2
COMMITMENTS AND CONTINGENCIES

     Liquidity and Capital Resources
     -------------------------------

     The Company has incurred significant operating expenses, since inception, attempting to develop therapeutic and diagnostic products. The Company's product sales have not produced sufficient revenues to cover the Company's operating costs. Consequently, the Company has experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities.

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. During the year ended December 31, 1996, sales of the Company's products, including ReoPro and Panorex, are not expected to generate sufficient revenue to result in positive cash flow for the year. Under the Company's strategy of entering into collaborative alliances

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's therapeutic product candidates under development and diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace. There can be no assurance that U.S. Food and Drug Administration ("FDA") or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or for other product candidates will have a material adverse effect on the Company.

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

     Legal Proceedings
     -----------------

     In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent application and foreign patents. The patents and applications include claims relating to monoclonal antibodies used in treating manifestations of Gram-negative bacterial infections, the targeted indication of Centoxin. The complaint also alleged that the Company failed to use its best efforts to perfect and market Centoxin. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Eli Lilly and Company ("Lilly"). The complaint did not seek to terminate or rescind any of the Company's rights under the license agreement. The Company answered the complaint and asserted affirmative defenses and counterclaims on January 7, 1993, but the

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

counterclaims and certain affirmative defenses were dismissed on June 22, 1993 with leave to replead. On July 28, 1993, the Court permitted plaintiff to file an amended complaint that updated some of the claims in the original complaint but otherwise reasserted the basic factual allegations and, with one minor exception, relied upon the same legal theories. On August 27, 1993, the Company filed its Answer, Affirmative Defenses and Counterclaim for Damages and Equitable Relief, to the amended complaint. In the Amended Answer, the Company again denied all of the allegations made by Velos and stated certain affirmative defenses and counterclaims against Velos with respect to the license agreement, based on theories of (I) failure of consideration, (ii) fraud in the inducement and (iii) unilateral mistake as to facts, which mistake was induced by the fraudulent misrepresentation of Velos. On September 22, 1993, plaintiff moved to dismiss the Company's counterclaims and to strike certain of the Company's affirmative defenses. On February 6, 1995, the motion was denied. Discovery is virtually complete, and trial is scheduled for February 1997. The Company moved for partial summary judgment with respect to the plaintiff's claim that under its license agreement, Lilly is allegedly a sublicensee of Centocor, thereby purportedly entitling plaintiff to a significant part of the funds paid by Lilly to Centocor. That motion was granted and the plaintiff is seeking rehearing. Plaintiff has moved for partial summary judgment with respect to certain of the affirmative defenses and the Company's counterclaims. In addition, the Company has moved for partial summary judgment dismissing the so-called best efforts claim and most of plaintiff's additional claims. The Company believes that the allegations of Velos are without merit and intends to vigorously defend this suit and to pursue its counterclaim.

     On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor and Tocor II Inc. ("Tocor II") was filed in the Court of Common Pleas of Chester County, Pennsylvania. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and award of damages (including rescissionary damages), costs and plaintiff's counsel fees. Plaintiff took no additional action to obtain an injunction and the exchange offer was made and consummated. Plaintiff's motion for class certification has been denied and plaintiff has petitioned for rehearing. No trial date has been fixed. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend this suit.

     In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.)

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved.

     The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The theories of recovery are similar to those asserted by Velos in 1992, as described above. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit has been refiled in the Delaware Superior Court. Discovery is beginning and plaintiff has moved for certification of a class of all former limited partners of CPII. Prior to the dismissal of the New York action, a similar suit was filed by another former CPII partner in the Court of Common Pleas of Chester County, Pennsylvania. That suit is in its earliest stage. In an Amended Complaint, the plaintiff has now also named Paine Webber Group, Inc. and Paine Webber Development Corporation as defendants. The Company believes that the allegations of the plaintiffs in these actions are without merit and intends to vigorously defend them.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

     The Company has an agreement which required it to make certain future payments depending on the level of ReoPro sales. The Company paid such obligation in 1996 and included such payment in intangible and other assets on its consolidated balance sheets. Beginning in 1997, this payment will begin to be reflected in operating results based upon ReoPro sales.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

the product, even to the extent of acquiring Centocor's related manufacturing assets at their independently appraised values.

     In June 1996, the Company and Lilly amended its Sales and Distribution Agreement. Under the amendment, Lilly no longer has the exclusive right to buy ReoPro for resale in Japan. Lilly will maintain its exclusive right to buy and resell ReoPro in the rest of the world. In July 1996, in consideration of the amendment and other activities in connection with the commercialization and market development of ReoPro, the Company issued 920,716 common shares to Lilly.

     Relationship with Fujisawa Pharmaceutical Co., Ltd.
     ---------------------------------------------------

     On August 15, 1996, Centocor entered into an agreement with Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa"), appointing Fujisawa as the exclusive distributor of ReoPro(TM), in Japan. As compensation for its appointment as exclusive distributor, Fujisawa made a nonrefundable $15,000,000 payment to the Company, and may make future milestone payments.

     The Company and Fujisawa will co-develop ReoPro(TM) in Japan and jointly file for Japanese product approval. Fujisawa shall bear all external costs associated with the clinical development of ReoPro(TM) in Japan.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     At September 30, 1996, securities classified as available for sale and held to maturity are summarized below (in thousands):

                                                                            Estimated
                                                       Adjusted             Unrealized            Carrying
                                                           Cost        Gains      (Losses)           Value
                                                          -----        -----       ------            -----

Investments available for sale:
     Equity securities                                 $  6,456      $  1,673    $      -         $   8,129
                                                          =====         =====        ======           =====

                                                                            Estimated
                                                       Carrying             Unrealized                Fair
                                                          Value         Gains       (Losses)         Value
                                                          -----         -----        ------          -----
Investments held to maturity:
    Securities and obligations of
         the U.S. Treasury and other
         U.S. government agencies                       $ 93,225        $83          $(10)         $ 93,298
    Certificates of deposit                               28,596                                     28,596
    Corporate bonds and
        commercial paper                                  16,398          3           (25)           16,376
                                                        --------         ---           --            ------
                                                        $138,219        $86          $(35)         $138,270
                                                         =======         ==            ==           =======

At September 30, 1996, these securities were classified as follows (in thousands):

Cash equivalents                          $  8,044
Short-term investments                     111,137
Long-term investments                       27,167
                                           -------
                                          $146,348
                                           =======

     The Company has agreed to maintain investments of $27,260,000 as of September 30, 1996 at certain banks as collateral for loans from those banks. See Note 7.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Note 5
INVENTORY

     Inventory consists of the following (in thousands):


                                   September 30,  December 31,
                                       1996           1995
                                   -------------  ------------

               Raw materials            $ 5,548        $4,965
               Work in process           10,320         9,382
               Finished goods             7,108         6,436
                                        -------        ------
                                        $22,976       $20,783
                                        =======       =======

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following (in thousands):


                            September 30,  December 31,
                                1996           1995
                            -------------  ------------

     Licenses                     $ 5,535        $4,126
     Goodwill                       5,244         5,502
     Debt issuance costs              794         3,854
     Prepaid royalties              1,594         1,697
     Deferred charges              21,356             -
     All other                      1,136         2,230
                                    -----        ------
                                  $35,659       $17,409
                                  =======       =======

     Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Note 7
DEBT

     Notes Payable


     Notes payable at September 30, 1996 and December 31, 1995 consists of $7,059,000 and $7,500,000, respectively, of borrowings under short-term notes at an interest rate of 3.23 percent per annum at September 30, 1996, payable in Dutch guilders no later than December 19, 1996. These borrowings are secured by investments at the lending bank of $7,260,000 (see "Loan Covenants").

     Long-term debt

     Long-term debt consists of the following (in thousands):

                                     September 30,   December 31,
                                          1996           1995
                                     --------------  -------------
7-1/4 percent Notes                       $      -       $106,640
6-3/4 percent Debentures                    54,765        125,000
Mortgage Debt                                7,412          9,101
Long-term Note                               7,729          9,188
                                          --------       --------
                                            69,906        249,929
Current Portion                            (15,141)       (18,289)
                                          --------       --------
                                           $54,765       $231,640
                                            ======        =======

     7-1/4 Percent Notes

     On March 20, 1996, the Company called for redemption the 7 1/4% Convertible Notes at a redemption price of 103.222 percent of the outstanding principal amount. The outstanding principal amount of the 7 1/4% Convertible Notes was $106,640,000 at December 31, 1995. The Company issued approximately 3,831,000 shares of common stock upon conversion of approximately $106,302,000 principal amount of the 7 1/4% Convertible Notes and paid $338,000 in cash to redeem the remaining 7 1/4% Convertible Notes outstanding which were not converted.

     6 3/4% Convertible Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6 3/4% Convertible Debentures due October 16, 2001. The 6 3/4% Convertible Debentures were initially convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6 3/4% Convertible Debentures are

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

subordinated in right of payment to senior indebtedness at September 30, 1996 of $22,200,000 and all future senior indebtedness of the Company. The 6 3/4% Convertible Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 102 percent of the principal amount of the 6 3/4% Convertible Debentures. The Company may be required to redeem the 6 3/4% Convertible Debentures at their principal amount at the option of the holders of the 6 3/4% Convertible Debentures in certain limited circumstances, including a change in control of the Company.

     In the second quarter of 1996, the Company purchased $70,235,000 of its 6 3/4% Convertible Debentures which were subsequently retired. At September 30, 1996, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding and are convertible into approximately 898,000 shares of the Company's common stock.

     Long-term Notes

     The Company borrowed $7,729,000 under a 9 1/2% percent long-term note which is payable in Dutch guilders. A Netherlands loan, with an outstanding balance of approximately $5,500,000 at September 30, 1996, is payable in Dutch guilders and bears interest at an annual rate of 8 1/4% percent through its final maturity date of September 30, 2011. At September 30, 1996 and December 31, 1995 these loans are classified as short-term debt (see "Loan Covenants").

     Loan Covenants

     The Company is required to maintain certain investments at the lending bank, which at September 30, 1996 totaled $20,000,000. The Company has classified the $15,141,000 of debt secured by such investments as short-term. In October 1996, the Company repaid the $15,141,000 to the lending bank to eliminate all of the long-term notes and mortgage classified as current. Additionally, $7,059,000 of the Company's short-term debt is secured by investments at the lending bank of $7,260,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

     Net Gain on Extinguishment of Debt

     In the second quarter of 1996, the Company purchased and retired $70,235,000 principal amount of the 6 3/4% Convertible Debentures due October, 2001. The 6 3/4% Convertible Debentures were purchased at less than face value resulting in an extraordinary gain of $3,475,000. Partially offsetting the extraordinary gain are charges of $2,770,000 relating to the writeoff of debt issuance costs.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Note 8
CONTRACT REVENUES

     Pursuant to the Company's agreements with Tanabe Seiyaku Co. Ltd. The Company recognized revenues of $1,000,000, for the nine months ended September 30, 1996 upon the achievement of milestones relating to the development of CenTNF.

     Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $3,095,000 and $9,095,000 for the three and nine months ended September 30, 1995 upon the achievement of milestones related to the development of ReoPro.

Note 9
INCOME TAXES

     The Company has net operating loss carryforwards available in the United States for federal income tax purposes of approximately $606,000,000 which will begin to expire at various dates from the year 2005 to 2011. Net operating loss carryforwards may also be subject to various annual and other limitations on the amounts to be utilized.

     Realization of net deferred tax assets related to the Company's loss carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at September 30, 1996.

Note 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     Interest paid for the nine months ended September 30, 1996 and 1995 was $5,349,000 and $14,053,000, respectively.

     Income tax payments for the nine months ended September 30, 1996 and 1995 were $13,195 and $9,000, respectively.

     Unrealized gains on equity investments classified as available for sale at September 30, 1996 and 1995 were $1,673,000 and $2,342,000, respectively.

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

  Three months ended September 30, 1996 compared to the three months ended September 30, 1995

     The increase in sales for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is principally due to the increase in sales of ReoPro to Lilly.

     For the three months ended September 30, 1996, ReoPro sales to Lilly were $27,743,000 and Lilly's announced sales to end-users were approximately $38,500,000. For the three months ended September 30, 1995 ReoPro sales to Lilly were $1,636,000. The Company had no sales of Panorex to Glaxo Wellcome for the three months ended September 30, 1996 as excess inventory levels held by Glaxo Wellcome continue to be reduced through sales to end users. The Company's sales of Panorex to Glaxo Wellcome for the three months ended September 30, 1995 were $2,680,000. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. Diagnostic product sales for the three months ended September 30, 1996 were approximately $10,566,000 as compared to $11,514,000 for the three months ended September 30, 1995. An increase in the unit volume of

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

diagnostic products on automated diagnostic platforms, offset by sales price reductions on certain diagnostic products resulted in the decrease in diagnostic sales for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Diagnostic sales for the three months ended September 30, 1995 also included an initial reagent sale to a new customer within the oncology product line.

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

     The decrease in contract revenues for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 was due to the achievement of $3,095,000 from certain milestones in 1995 pursuant to the Company's agreements with Lilly.

     Cost of sales increased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due primarily to an increase in the volume of ReoPro. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales throughout 1996 and into 1997, the extent of which will depend primarily on the volume and mix of products sold.

     Research and development expenses for the three months ended September 30, 1996 decreased as compared to the three months ended September 30, 1995 due principally to the capitalization as inventory in 1996 of certain costs associated with the manufacture of ReoPro. For the three months ended September 30, 1995 such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. The level of the Company's total research and development expenses in future periods will be dependent upon the extent and timing of future clinical trial-related activities.

     Marketing, general and administrative expenses for the three months ended September 30, 1996 increased as compared to the three months ended September 30, 1995 primarily due to increased ReoPro market development efforts and ongoing litigation expenses. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to current levels

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

dependent upon the degree of litigation expenses incurred and if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products.

     Interest income decreased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due principally to the decrease in the Company's average investment balances for the three months ended September 30, 1996. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense decreased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due principally to the conversion of the Company's 7 1/4% Convertible Subordinated Notes due February 1, 2001 and the Company's purchase of $70,235,000 of the 6 3/4% Convertible Debentures. Interest expense in future periods will depend upon the level of debt outstanding.

     Other income decreased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due to a decrease in the equity in earnings of a company in which Centocor has an equity investment. As the investee company's operating results fluctuate from period to period, Centocor's equity in its earnings will also fluctuate. The Company does not expect any significant income from this investment in the near future.

Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

     The increase in sales for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is principally due to the continued increase in sales of ReoPro. ReoPro sales commenced in January 1995.

     For the nine months ended September 30, 1996, ReoPro sales to Lilly were $56,164,000 and Lilly's announced sales to end-users were approximately $98,500,000. For the nine months ended September 30, 1995 ReoPro sales to Lilly were $14,083,000. The Company's sales of Panorex to Glaxo Wellcome for the nine months ended September 30, 1996 were $2,073,000 as compared to $5,764,000 for the nine months ended September 30, 1995 as excess inventory levels held by Glaxo Wellcome continue to be reduced through sales to end users. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners, which in the nine months ended September 30, 1995 included initial launch period quantities. Diagnostic product sales for the nine months ended September 30, 1996 were approximately $31,308,000 as compared to $33,020,000 for the nine months ended September 30, 1995. An increase in the unit volume of diagnostic products on automated diagnostic platforms, offset by sales price reductions on certain diagnostic products, resulted in the decrease in diagnostic sales for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Diagnostic sales for the nine months ended September 30, 1995 also included an

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

initial reagent sale to a new customer within the oncology product line.

     The Company expects therapeutic product sales, primarily of ReoPro to increase in the fourth quarter 1996 as compared to the third quarter 1996 as market acceptance continues to grow. Panorex sales are expected to be lower in 1996 as compared to 1995 as Glaxo Wellcome continues to reduce excess inventory levels through sales to end users. Diagnostic product sales in 1996 are expected to be at about the same level as in 1995.

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

     The decrease in contract revenues for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was primarily due to the achievement of certain milestones in 1995 primarily pursuant to the Company's agreements with Lilly. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and its achievement of milestones under current arrangements.

     Cost of sales increased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due primarily to an increase in the volume of ReoPro sales. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales throughout 1996 as compared to 1995, the extent of which will depend primarily on the amount and mix of products sold.

     Research and development expenses for the nine months ended September 30, 1996 decreased as compared to the nine months ended September 30, 1995 due principally to the capitalization as inventory in 1996 of certain costs associated with the manufacture of ReoPro. For the nine months ended September 30, 1995 such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of future clinical trial-related

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

activities. The Company expects total research and development expenses for 1996 to be below total 1995 levels primarily due to the above mentioned manufacturing capitalization.

     Marketing, general and administrative expenses for the nine months ended September 30, 1996 increased as compared to the nine months ended September 30, 1995 primarily due to ReoPro market development efforts and ongoing litigation expenses. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to current levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products. The Company expects total marketing, general and administrative expenses for 1996 to be above total 1995 levels primarily due to the above mentioned market development and litigation expenses.

     Interest income decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due principally to a decrease in interest rates on investments and a decrease in the Company's average investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 and the purchase of the Company's $70,235,000 of the 6 3/4% Convertible Debentures. Interest expense in future periods will depend upon the level of debt outstanding.

     Other income decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to a decrease in the Company's equity in earnings of a company in which Centocor has an equity investment. As the investee company's operating results fluctuate from period to period, Centocor's equity in its earnings will also fluctuate. The Company does not expect any significant income from this investment in the near future.

Per Share Calculations

     At September 30, 1996, approximately 4,052,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. Options, warrants, and stock awards are considered Common Stock equivalents for purposes of per share data. The Company uses the weighted average number of shares outstanding in calculating per share data. The effect of Common Stock issuable upon the exercise of Common Stock equivalents is reflected in the per share data calculation only if the effect would be dilutive. The approximately 898,000 shares issuable upon conversion of the 6 3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

     No Common Stock equivalents or shares issuable upon conversion of the 6 3/4% Convertible

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Debentures were included in the per share calculations for any periods presented since to do so would have been antidilutive as the Company has recorded net losses in all periods presented. In March 1996, the Company completed a public offering of 4,025,000 shares, in April 1996 the Company issued 3,450,000 shares as a result of conversion of the Company's 7 1/4% Convertible Notes and in July 1996, the Company issued 920,716 in connection with its agreements with Lilly. These shares have been included in the per share calculations and, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 6 3/4% Convertible Debentures in its calculations of per share data for such periods if the effect would be dilutive.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating expenses, since inception, attempting to develop therapeutic and diagnostic products. The Company's product sales have not produced sufficient revenues to cover the Company's operating costs. Consequently, the Company has experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities.

     The Company's future financial condition is highly dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the nine months ended September 30, 1996, sales of the Company's products, including ReoPro and Panorex, did not generate sufficient revenue to result in positive cash flow. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. There can be no assurance that those products, in conjunction with the Company's therapeutic product candidates under development and diagnostic products, will achieve a level of sales sufficient to generate positive cash flow from operations for the Company, given the current and currently anticipated future scope of the Company's operations. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or for other product candidates will have a material adverse effect on the Company.

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

     At September 30, 1996, the Company had cash, cash equivalents and investments of $197,439,000, including equity investments of $8,129,000. For the nine months ended September 30, 1996, the Company had negative cash flows from operations of $29,961,000. The Company's total cash flows for the nine months ended September 30, 1996 included the receipt of $125,916,000, net of stock issuance costs, from a public offering of 4,025,000 shares of the Company's Common Stock, $15,000,000 in connection with its agreements with Fujisawa and the receipt of $19,356,000 from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options.

     The Company's total cash, cash equivalents and investments increased by $60,233,000 from December 31, 1995, principally as a result of cash received from the stock offering and the exercise of warrants and options as discussed above partially offset by the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures in the second quarter. In the third quarter of 1996, the Company received $15,000,000 in connection with its agreements with Fujisawa. In the first quarter of 1996, the Company completed a public equity offering of 4,025,000 shares of common stock. The net proceeds to the Company from the offering were $125,916,000. Upon completion of the offering, the Company initiated redemption of the remaining 7 1/4% Convertible Notes due February
2001 most of which were converted into common stock in the second quarter of 1996. Also in the second quarter, the Company purchased $70,235,000 of the 6 3/4% Convertible Debentures. At September 30, 1996, $54,765,000 of the
6 3/4% Convertible Debentures remain outstanding. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1997.

     The Company is required to maintain certain investments at the lending bank, which at September 30, 1996 totaled $20,000,000. The Company has classified the $15,141,000 of debt secured by such investments as short-term. In October 1996, the Company repaid the $15,141,000 to the lending bank to eliminate all of the long-term notes and mortgage classified as current. Additionally, $7,059,000 of the Company's short-term debt is secured by investments at the lending bank of $7,260,000. If cash flows continue to be negative, the Company's ability to service its debt may be impaired.

     Gross plant and equipment at September 30, 1996 decreased as compared to December 31, 1995, principally due to the impact of exchange rates on property and equipment denominated in foreign currencies partially offset by the investment of $2,889,000 for the purchase of property improvements and equipment. At the Company's present level of operations, the Company currently maintains idle

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

facilities and equipment. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to reduce the carrying value of certain property, plant and equipment will not be required in the future.

     Accounts receivable at September 30, 1996 increased as compared to December 31, 1995 primarily due to increased sales of ReoPro to Lilly.

     Long-term investments at September 30, 1996 increased as compared to December 31, 1995, principally due to the purchase of securities with maturities in excess of one year classified as held to maturity.

     Intangible and other assets increased as compared to December 31, 1995 resulting primarily from the amendment to the Company's Sales and Distribution Agreement with Lilly and other activities in connection with the commercialization and market development of ReoPro.

     In consideration of the amendment to the Sales and Distribution Agreement and other activities in connection with the commercialization and market development of ReoPro, Centocor issued 920,716 common shares to Lilly in July 1996.

     On August 15, 1996, Centocor entered into an agreement with Fujisawa, appointing Fujisawa as the exclusive distributor of ReoPro(TM), in Japan. As compensation for its appointment as exclusive distributor, Fujisawa made a nonrefundable $15,000,000 payment to the Company, and may make future milestone payments.

     The Company and Fujisawa will co-develop ReoPro(TM) in Japan and jointly file for Japanese product approval. Fujisawa shall bear all external costs associated with the clinical development of ReoPro(TM) in Japan.

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

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------
               None.

          (b)  Reports on Form 8-K
               -------------------
               The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended September 30, 1996:

               Date of Report                  Item Covered
               --------------                  ------------
               August 15, 1996                      5

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Centocor, Inc.
                                             (Registrant)


Date:          November 13, 1996             /s/David P. Holveck
                                             ------------------------------
                                             David P. Holveck
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date:          November 13, 1996             /s/Dominic J. Caruso
                                             ------------------------------
                                             Dominic J. Caruso
                                             Vice President- Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)