Form 10-K
period 1996-12-31
CENTOCOR INC
filed 1997-03-06
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1996
                          ------------------------------------------------------
                                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number     0-11103
                       --------------

                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Pennsylvania                               23-2117202
---------------------------------        ---------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


 200 Great Valley Parkway, Malvern, PA                      19355-1307
---------------------------------------                    ------------
  (Address of principal executive                           (Zip Code)
   offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 651-6000
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of exchange on which registered
-------------------                     ------------------------------------
      None                                        Not Applicable


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   Series A Preferred Stock Purchase Rights
                 --------------------------------------------
                               (Title of Class)

                    Common Stock, par value $.01 per share
                  ------------------------------------------
                               (Title of Class)

             Warrants for the purchase of shares of Common Stock,
                           par value $.01 per share*
                       ---------------------------------
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes       X      No  _____
                                 -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

  The aggregate market value of the 69,053,050 shares of voting stock held by non-affiliates of the registrant as of February 18, 1997 was $2,572,226,113.

  Common Stock outstanding at February 18, 1997: 69,589,250 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the following document are incorporated by reference in this Report on Form 10-K:

  Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1997 -- Part III, Items 10, 11, 12 and 13.

*Includes Warrants issued in January 1992 which were registered pursuant to
Section 12(g) of the Securities Exchange Act of 1934 as part of Units, each Unit consisting of one share of Callable Common Stock of Tocor II, Inc., one Series T Warrant and one callable Warrant.

                                    Part I

ITEM 1. BUSINESS
----------------

GENERAL

  Any statements contained in this Annual Report on Form 10-K by Centocor, Inc. ("Centocor" or the "Company") that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects.

  Centocor is a biotechnology company whose mission is to develop and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human health care. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies and DNA-based products.

  The Company has two therapeutic products approved for sale and several product candidates in various stages of development. ReoPro is marketed by Eli Lilly and Company ("Lilly") and sold in a number of markets including, but not limited to, the United States and Europe for the reduction of acute ischemic cardiac complications in patients undergoing angioplasty procedures who are at high risk for abrupt artery closure. Panorex is marketed by Glaxo Wellcome plc ("Glaxo Wellcome") and sold in Germany as an adjuvant therapy in the treatment of post-operative colorectal cancer. The Company also markets several diagnostic products for cancer and infectious disease in the United States, certain European countries and Japan.

  At December 31, 1996, Centocor had approximately 545 full-time employees. To complement its own expertise in various fields, Centocor utilizes scientific consultants and other advisors, many of whom have formal consulting agreements with Centocor.

  Centocor was incorporated in Pennsylvania in 1979 and maintains its principal executive offices at 200 Great Valley Parkway, Malvern, Pennsylvania, 19355. Its telephone number is (610) 651-6000. The Company also maintains facilities in Leiden, The Netherlands, and Guildford, the United Kingdom, and an office in Tokyo, Japan.

COMPANY STRATEGY

     The Company's strategy is to identify proprietary high value-added product opportunities, and to commercialize those opportunities by focusing on clinical development, regulatory processes, manufacturing and market development. The Company seeks to license technology and product candidates from research institutions and other biotechnology companies, in addition to conducting selected basic research.

     In an effort to reach the market in an expeditious manner, create competitive barriers and establish itself as the market leader, the Company's clinical development and regulatory strategy for its therapeutic products is to pursue initial approval for a narrowly defined indication. The Company then seeks to expand the indications for which the products may be marketed by conducting additional clinical trials. The Company maintains and seeks strategic alliances with major pharmaceutical companies for the commercialization and marketing of each of its therapeutic products, pursuant to which the Company and its respective partners jointly focus on the continued clinical and market development for the products, while the Company's partners primarily conduct the marketing, promotion and distribution of such products. With regard to the Company's CenTNF product (see "Therapeutic Products - CenTNF"), however, the Company is evaluating the possibility of directly participating in the promotion and marketing of such product in the United States.

     In the diagnostics area, the Company seeks to expand the markets for its existing products while focusing on the development of unique assays that complement the automated diagnostic instruments developed by its marketing partners. The Company believes that the experience it acquires in developing therapeutic products may help it define diagnostic product opportunities and vice versa. Based on this experience, the Company is seeking to develop diagnostic products that can increase the effectiveness, and thereby the utilization of, its therapeutic products. For instance, the Company has developed assays to evaluate platelet function. Such assays are currently being studied in conjunction with ReoPro clinical trials to target patients that can benefit from ReoPro therapy. Also, the Rapid Rare Event Detection (RRED) System allows the Company to perform tests on cells rather than circulating markers like tumor markers. Initial clinical applications include the detection of minimal residual disease in patients that may benefit from Panorex therapy. The Company maintains and seeks distribution agreements for its diagnostic products with companies having established positions and distribution networks in applicable market segments.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Centocor's products and selected product candidates. This table is qualified in its entirety by reference to the more detailed descriptions included elsewhere in this Annual Report on Form 10-K.

PRODUCT/PRODUCT CANDIDATE         INDICATION                           STATUS(1)
-------------------------         ----------                           ---------
THERAPEUTIC:
 ReoPro................       High-risk angioplasty           Marketed (U.S., Europe)
                                                              Phase II (Japan)
                              All angioplasty                 PLA supplement filed (U.S.)
                              Unstable angina                 PLA supplement filed (U.S.)
                              Acute myocardial infarction     Phase II
                              Adjuvant therapy with stents    Phase III
                              Stroke                          Phase II planned
 Panorex...............       Adjuvant therapy for post-      Marketed (Germany)
                              operative colorectal cancer     Phase III
                                                              Phase IA planned (Japan)
 CenTNF................       Rheumatoid arthritis            Phase III
                                                              Phase II (Japan)
                              Crohn's disease                 Phase III
                                                              Phase II (Japan)
 Corsevin M............       Thrombosis                      Phase I
 Gene Vaccines.........       Colorectal cancer               Phase I
                              Prostate cancer                 Phase I planned

(1) Phase III clinical trial indicates that the product is being tested in humans for safety and efficacy in an expanded patient population at multiple clinical sites. Phase I and Phase II clinical trials indicate that the product is being tested in humans to evaluate safety, dosage and, to some extent, efficacy, in a limited patient population.

PRODUCT/PRODUCT CANDIDATE            INDICATION                                 STATUS
-------------------------            ----------                                 ------
DIAGNOSTIC:
-----------
 CA 125 II...............      Ovarian cancer monitoring               Marketed (U.S., Europe Japan)
                               Ovarian cancer screening                Clinical development
 CA 19-9.................      Pancreatic cancer monitoring            Marketed (Europe, Japan)
 CA 15-3.................      Breast cancer monitoring                Marketed (Europe, Japan)
                                                                       510 K filed (U.S.)
 CA 72-4.................      Gastrointestinal cancer                 Marketed (Europe, Japan)
                                monitoring
 P-glycoCHEK.............      Resistance to chemo-therapeutic         Sold for investigational use (Europe, Japan)
                                drug detection
 CYFRA 21-1..............      Non-small cell lung cancer              Marketed (Europe, Japan)
 CAPTIA Syphilis G.......      Syphilis antibody detection             Marketed (U.S., Europe, South America)
 CAPTIA CMV..............      Cytomegalovirus antibody detection      Marketed (U.S., Europe)
 Myoscint................      Cardiac necrosis imaging                Marketed (U.S., Europe
                                                                       Approved (Japan)
 Platelet diagnostics....      Platelet function monitoring            Clinical development with ReoPro
 RRED....................      Cellular detection of minimal residual  Clinical development with Panorex
 (Rapid Rare Event Detection)  disease - cancer
                               HIV viral load                          Feasibility testing

 THERAPEUTIC PRODUCTS

     Sales of the Company's therapeutic products were approximately $90.7 million and $22.1 million for the years ended December 31, 1996 and 1995, respectively.

     ReoPro.   Antithrombotic agents such as ReoPro are used in the treatment of cardiovascular disease to prevent blood clots. The three main markets for these agents are angioplasty, unstable angina and myocardial infarction (heart attack). Effective platelet inhibiting treatment is needed in angioplasty to prevent abrupt reclosure and restenosis and in unstable angina to prevent resulting heart attacks and death. Abrupt reclosure, which occurs in about 5-8% of angioplasty cases and in 12-14% of more complicated high-risk cases, can result in death, myocardial infarction, the need for emergency coronary bypass surgery or repeat PTCA. Powerful agents are also needed to enhance treatment of myocardial infarction by effectively opening the clotted artery and preventing reocclusion following drug therapy. ReoPro is effective in inhibiting blood clotting by inhibiting the aggregation of platelets. When platelets are stimulated, a number of different types of surface receptors are exposed that cause further platelet aggregation, including the glycoprotein ("GP") IIb/IIIa receptors. ReoPro is a chimeric monoclonal antibody fragment that binds to GP IIb/IIIa receptors on the surface of platelets, thereby inhibiting platelet aggregation.

     Following the successful completion of the EPIC Phase III clinical trial of ReoPro and subsequent U.S. Food and Drug Administration ("FDA") approval, the Company commenced commercial sales of ReoPro in January 1995 for patients who are at high risk for abrupt artery closure following angioplasty. ReoPro is currently marketed in a number of countries within North America, South America, and Europe as well as several other markets throughout the world. Under a Sales and Distribution Agreement between Lilly and the Company, Lilly is the exclusive worldwide distributor of ReoPro except in Japan where the product, if approved, will be exclusively distributed by Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa"). See "Business-- Marketing and Sales." Pursuant to those agreements, Lilly is assisting the Company in the regulatory filings and continuing development of ReoPro for additional clinical indications and Fujisawa is assisting the Company in the regulatory filings and development of ReoPro in Japan.

     The following summarizes the two most recently completed Phase III clinical trials of ReoPro:

          EPILOG Trial for All Angioplasty.   The EPILOG trial was a randomized,
     double-blind, placebo-controlled trial, originally designed to enroll 4,800 patients at 65 sites in the United States and Canada, to evaluate 30-day and 6-month clinical outcomes in all patients following angioplasty procedures. This trial excluded the heart attack and unstable angina patient groups that were evaluated in the EPIC trial because ReoPro had already demonstrated efficacy in these patients and was already approved for use in these groups. Because an interim analysis of the first 1,500 patients enrolled in the trial revealed approximately a 70% reduction in death and heart attack rates within 30 days of the angioplasty procedure for patients receiving ReoPro, the EPILOG study was halted in December 1995 on the recommendation of the EPILOG independent Safety and Efficacy Monitoring Committee. This result was highly statistically significant (p less than.0001). Additionally, the EPILOG independent Safety and Efficacy Monitoring Committee concluded that major bleeding events in patients receiving ReoPro were at essentially the same level as patients receiving placebo. In October 1996 the Company announced that the EPILOG trial demonstrated that ReoPro achieved a statistically significant improvement versus placebo at six months in the primary composite end-point of death, heart attack and revascularization. The EPILOG results show ReoPro continues to have a positive impact for patients undergoing angioplasty six months after the operation. The number of deaths and heart attacks were reduced by 46 percent six months after angioplasty. Death rates were reduced by 6 for every 1,000 patients, while 49 fewer heart attacks occurred for every 1,000 patients. The Company filed for regulatory approvals in the United States for the expanded indication in February 1997 and expects to file for additional regulatory approvals in Europe in early 1997.

          CAPTURE Trial for Unstable Angina.   Unstable angina is a condition
     that commonly precedes a heart attack. It is caused by inadequate blood supply to the heart due to the build-up of atherosclerotic plaque in the coronary artery. The CAPTURE trial was a randomized, double-blind, placebo-controlled trial originally designed to enroll 1,400 patients at 75 sites in Europe, to evaluate ReoPro in patients scheduled for urgent angioplasty procedures due to refractory unstable angina. Because of positive findings after an analysis of the first 1,050 patients enrolled in the trial, the CAPTURE study was halted in December 1995 on the recommendation of the CAPTURE independent Safety and Efficacy Monitoring Committee. The CAPTURE independent Safety and Efficacy Monitoring Committee determined that efficacy exceeded the predetermined stopping point, (p less than.0072), on the trial's primary end-point, which was defined as a reduction in a composite of death, heart attacks and the need for urgent intervention within 30 days. Additionally, in patients receiving ReoPro, the rate of major bleeding was markedly lower than in the EPIC trial. The Company filed for regulatory approvals in the United States for the expanded indication in February 1997 and expects to file for additional regulatory approvals in Europe in early 1997. The expanded indication is for stabilization of unstable angina patients not responding to conventional therapy who may be candidates for PTCA.

     The Company and Lilly are evaluating other potential indications for ReoPro, including acute myocardial infarction and thrombotic strokes. The Company and Lilly are conducting the RAPPORT Phase IV trial to study the effect of ReoPro in patients undergoing angioplasty procedures for acute myocardial infarction. The Company is also conducting a Phase II trial with ReoPro in combination with thrombolytic therapy for patients suffering acute myocardial infarction. Additionally, the Company and Lilly are conducting the EPILOG Stent Phase III trial and ERASER Phase IV trial to evaluate the effects of ReoPro in conjunction with stents. The Company and Fujisawa are currently conducting Phase II clinical trials of ReoPro in Japan.

     The Company estimates that in the United States there were about 500,000 angioplasties performed last year. In addition, in the United States, the incidence of unstable angina is about 1 million, acute myocardial infarction (heart attack) 1 million, stroke 500,000 and peripheral vascular disease 500,000. All of these procedures and/or conditions are impacted by platelet activation and as a result, ReoPro may have utility.

     In addition to conducting studies to test the efficacy of ReoPro, the Company has conducted a health economic study, based on the EPIC trial (high-risk angioplasty), which has been cleared for promotional use by the FDA and which indicates that the use of ReoPro is cost effective and may allow hospitals to manage their resources more effectively and reduce the amount of time patients spend in the hospital. In the EPILOG trial (all angioplasty), major bleeding events in patients receiving ReoPro were at essentially the same level as in patients receiving placebo. The decreased need for blood transfusions may result in additional cost savings to hospitals.

     CenTNF.   The Company is currently developing CenTNF, a chimeric monoclonal antibody that binds to tumor necrosis factor alpha, which is believed to be critical to the human body's reaction to inflammation. CenTNF is primarily targeted for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease.

     The Company has completed a number of Phase II clinical trials of CenTNF in both moderate-to-severe Crohn's disease and severe rheumatoid arthritis patients. The Company is planning to initiate Phase III trials for these indications in 1997.

     The Company has entered into an agreement with Tanabe Seiyaku Co., Ltd. ("Tanabe") under which Tanabe has commenced Phase II clinical testing and has the right to distribute CenTNF in Japan. Additionally, the Company is seeking to enter into an alliance arrangement with a partner regarding CenTNF for other parts of the world.

     According to Company estimates, in the United States there are approximately one million patients with severe rheumatoid arthritis. The Company also believes that in the United States there are approximately 250,000 patients with Crohn's disease in its moderate-to-severe form.

     Panorex.   Panorex is a monoclonal antibody that targets metastatic colon cancer cells. The Panorex antibody binds to colon cancer cells and destroys them using various immunologic mechanisms including complement and/or antibody dependent cellular cytotoxicity. Both mechanisms result in the death of the cancer cells. In patients with colorectal cancer, it is thought that small numbers of cells break away from the primary tumor and spread to other sites such as bone marrow, where they can be detected as "micrometastatic cells" even after surgical removal of the primary tumor. It is thought that the Panorex antibody binds to these "micrometastatic cells" and destroys them, leading to the prolonged survival observed in patients treated with Panorex. Panorex is the first monoclonal antibody product approved for cancer. In December 1994, the Paul Ehrlich Institute, the German regulatory body for vaccines and antibodies, granted the Company marketing authorization for the use of Panorex as an adjuvant therapy in the treatment of post-operative colorectal cancer. During 1993, the Company and Glaxo Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. Pursuant to that agreement Glaxo Wellcome is the worldwide distributor of Panorex. See "Business--Marketing and Sales." The Company commenced commercial sales of Panorex in Germany in February 1995.

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

     DNA-Based Products.   The Company is developing genetic DNA-based products
employing commonly available methods to direct the injected DNA to its target site. The Company has licensed GeneVax technology from a private company, in which the Company holds a significant equity investment. Under that license, the Company has certain rights to develop the GeneVax technology in the cancer field. The Company has supplemented this technology license by acquiring complementary technologies from other institutions. The Company expects to initially focus its development efforts on vaccines for prostate, breast and colorectal cancer. In 1997, the Company commenced Phase I clinical trials to evaluate vaccines for colorectal cancer.


 DIAGNOSTIC PRODUCTS

     Sales of the Company's diagnostics products were approximately $41.4 million and $42.9 million for the years ended December 31, 1996 and 1995, respectively.

     In-vitro diagnostic products are used to test patient blood samples outside the body to detect or monitor disease. In this area, the Company has focused principally on developing cancer diagnostic assays, and other invitro diagnostic products for infectious disease. In addition, the reclassification by the FDA in September, 1996 of tumor markers used for monitoring patients with previously diagnosed cancer may increase the likelihood and speed of approval for products within this classification in the United States. A number of the Company's diagnostic assays including CA 125 II, CA 15-3, CA 19-9, CA 72-4 and CYFRA 21-1 fall under this tumor marker classification. The Company currently manufactures and sells the following invitro diagnostic products:

     CA 125 II Ovarian Cancer Test. CA 125 II, a second generation assay which aids in the detection of residual epithelial ovarian cancer following first-line therapy, is sold in the United States, certain European countries and Japan. CA 125 II is one of only six cancer diagnostics products approved for sale in the United States.

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

     CAPTIA Syphilis G.   CAPTIA Syphilis G, an infectious disease serology test
for use as a primary screening method for the detection of Treponema pallidum antibodies in human serum or plasma, as performed in blood bank or plasma center testing laboratories, is offered for sale in the United States and certain European and South American countries.

     CAPTIA CMV. CAPTIA CMV, an infectious serology test for use as a primary screening method for the detection of cytomegalovirus antibodies in human serum or plasma, as performed in blood bank or plasma center testing laboratories, is offered for sale in the United States and certain European countries.

     The Company has developed techniques for modifying monoclonal antibodies so that they may be coupled with radioactive isotopes and used as contrast agents in diagnostic imaging procedures. After injection, antibodies labeled with a radioactive isotope travel to the disease site, allowing the site to be visualized or "imaged" with nuclear medicine equipment in a procedure similar to an X-ray. The Company's focus in this area is primarily on developing imaging agents for cardiovascular disease.

     Myoscint.   Myoscint is an anti-myosin monoclonal antibody that, when
radio-labeled, may be useful in the detection of damage to heart tissue caused by transplantation, myocardial infarction, chemotherapy and viral infection. The Company has received marketing approvals for Myoscint in the United States, several European countries and Japan. Revenues from the sale of Myoscint on a worldwide basis have not been significant. There can be no assurance that future Myoscint sales on a worldwide basis will be significant.


 PLATELET FUNCTION DIAGNOSTICS

     In connection with the development and marketing of ReoPro, the Company has recognized the importance of platelet function in cardiovascular disease. Based upon its knowledge in this area, the Company is developing assays intended to enable interventional cardiologists to rapidly assess platelet function and to better risk stratify patients with potentially serious cardiovascular disease. Additionally, the Company is collaborating in the development of devices which, if developed, may permit medical experts to monitor platelet activity and the effect of drugs such as ReoPro with the same precision with which they currently evaluate other aspects of blood coagulation and treatment. The Company believes that the availability of this type of monitoring may address currently unmet medical needs in the hospital emergency room, catheterization lab and coronary care unit. There can be no assurance that the Company will be able to complete the development of these programs or obtain the regulatory approvals necessary for the commercial sale of products.


 CELLULAR DIAGNOSTICS

     Based upon the Company's experience with Panorex, the Company believes that the ability to rapidly detect rare cancer cells in blood, bone marrow and other tissues could be useful to oncologists as a tool to enable them to select appropriate treatments for cancer patients and then monitor the effectiveness of those treatments. The Company is collaborating with a computer software company to develop a computer-driven high-powered microscope known as the Rapid Rare Event Detection ("RRED") System that utilizes reagents developed by the Company. The Company and its partner have developed a working prototype of the RRED System that has entered clinical trials for validation. In addition, the Company has commenced discussions with other diagnostic companies that may be interested in manufacturing and marketing the RRED System.

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


MARKETING AND SALES

     In the therapeutic area, the Company maintains separate strategic alliances with major pharmaceutical companies for each of its two commercialized products, pursuant to which, in each case, the Company and its respective partner jointly focus on the continued clinical and market development for the product, while the Company's partner primarily conducts the marketing, promotion and distribution of such product. With regard to the Company's CenTNF product, the Company is evaluating the possibility of directly participating in the promotion and marketing of such product in the United States. In the diagnostics area, the Company maintains distribution agreements with companies having established positions and distribution networks in applicable market segments for the Company's products. The Company is highly dependent upon the ability of its marketing partners to develop and expand markets for the Company's products.

     Pursuant to the Sales and Distribution Agreement between Lilly and the Company, Lilly is the exclusive worldwide distributor of ReoPro except in Japan, where the product, if approved, will be exclusively distributed by Fujisawa. The Company sells ReoPro to Lilly for Lilly's further sale to the end market. The Company is principally responsible for developing and manufacturing ReoPro and for securing regulatory approvals. Lilly is principally responsible for the marketing, selling and distribution of ReoPro, except in Japan.

     Pursuant to the Company's agreement with Fujisawa, consummated in August 1996, Fujisawa became the exclusive distributor of ReoPro in Japan. Following approval, if any, of ReoPro for sale in Japan, the Company will sell ReoPro to Fujisawa for Fujisawa's further sale to the end market in Japan. Fujisawa and the Company are co-developing ReoPro in Japan and will seek to jointly secure regulatory approvals.

     Pursuant to the Company's alliance agreement with Glaxo Wellcome, Glaxo Wellcome is the exclusive worldwide distributor for Panorex. The Company sells Panorex to Glaxo Wellcome for Glaxo Wellcome's further sale to the end market. Glaxo Wellcome is responsible for the continuing clinical development, marketing, sales and distribution of Panorex. The Company is principally responsible for manufacturing Panorex, providing limited clinical support and securing regulatory approvals.

     During 1996, approximately 67% of the Company's total product sales were to one customer, Lilly. During 1995, approximately 50% of the Company's total product sales were to three customers as follows: 24% to Lilly, 11% to Glaxo
Wellcome and 15% to Toray-Fuji Bionics, Inc.   During 1994, approximately 60% of
the Company's total product sales were to four customers, as follows: 10% to Abbott Laboratories, 12% to Boehringer Mannheim GmbH, 13% to CIS bio International and 25% to Toray-Fuji Bionics, Inc.

     Certain financial information by geographic area as well as major customer information is set forth in Part II, Item 8. "Financial Statements and Supplementary Data", Note 11 - Geographic and Customer Information.

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

     The Company has also expanded its research platform to include the field of DNA-based products for both therapeutic and diagnostic applications.

     For the three years ended December 31, 1996, 1995 and 1994, the Company's research and development expenses were $56,787,000, $66,235,000 and $70,003,000, respectively.


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

     The Company organized Centocor Partners III, L.P. ("CPIII") and other entities to fund the research and development of certain products and/or technology. Under agreements with each of these entities, Centocor licensed certain technology to the entity and performed research and development in such technology areas on behalf of the entity. The Company purchased the ownership interests of all of these entities prior to 1995, with the exception of CPIII, which Class A and Class C interests the Company purchased in January, 1997.


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

     The activities required before a pharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological pharmaceutical product in the form of a Biological License Application ("BLA"), for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

     Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices ("GMP"). Before approval of the BLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, it is subject to periodic inspections by the FDA.

     The requirements such as those described above which the Company must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its products in such countries can be rigorous, costly and uncertain.

     The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The Company believes it is currently in compliance with all such laws and regulations. The extent of additional governmental regulation that might result from any legislative or administrative action cannot be accurately predicted.

     The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on the Company. In addition, in both the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that either of the therapeutic products the Company has brought to market or any therapeutic product candidates the Company may bring to market in the future will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive and profitable basis.


SIGNIFICANT COMPETITION AND TECHNOLOGICAL CHANGE

     Monoclonal antibody, genetic vaccine, peptide technology and other innovations in biotechnology are being examined, evaluated and practiced in biology research laboratories throughout the United States and in many other countries, including laboratories of other biotechnology companies and major pharmaceutical firms, many of which have greater resources than Centocor.

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


ITEM 2. PROPERTIES
------------------

     The Company owns four buildings in Malvern, Pennsylvania, and leases one other building at this location. These buildings contain Centocor's corporate offices, research and development laboratories, marketing offices, and certain manufacturing facilities. Space is available in these buildings for future expansion.

     The Company owns a biopharmaceutical manufacturing facility in Leiden, The Netherlands, for the production of monoclonal antibody-based products using a proprietary cell-culture system. This facility has been inspected and approved by the FDA and the equivalent European regulatory agencies. The Company also leases research and development laboratories and office space at this location. The Company manufactures diagnostics products at its facilities in Malvern, Pennsylvania and at a facility it leases in Guildford, England. Each of the Company's diagnostic manufacturing facilities has received ISO-9001 certification.

     Each of the Company's lease agreements with respect to its leased facilities is a triple net lease with a remaining term of at least 8 years, under which the Company is responsible for all operating expenses of the facility.

     At the Company's current level of operations, portions of the Company's facilities and equipment in Malvern are idle. The Company continually evaluates the future needs for its facilities and equipment and is currently evaluating potential needs for expansion in its Leiden facility to accommodate growth in its therapeutic product production activities.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Lilly. Over the course of the litigation, plaintiff asserted eleven different claims for relief and the Company asserted affirmative defenses and a counterclaim against Velos with respect to the license agreement. After rulings on motions for summary judgment filed by both sides, the majority of plaintiff's claims were dismissed. The case proceeded to trial on February 18, 1997 on plaintiff's four remaining claims under the license agreement and on the Company's affirmative defenses and counterclaim. The parties agreed that plaintiff's claim for attorneys fees under the license agreement would be severed to await the outcome of the trial. On March 4, 1997, the jury returned a verdict which, if it were to become the judgement of the Court, would render the Company liable to pay plaintiff approximately $4,000,000 plus interest fees and expenses pursuant to the license agreement. The Company and its counsel believe the jury's findings are not supported by the evidence and law and will file post-trial motions, and, if necessary, an appeal. Accordingly, no provision has been made in the accompanying financial statements for this matter. The Company believes that the allegations of Velos are without merit and intends to continue vigorously to defend this suit.

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

     The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A(Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit has been refiled in the Delaware Superior Court. Discovery is beginning and plaintiff has moved for certification of a class of all former limited partners of CPII, which the Company has opposed. Prior to the dismissal of the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. That suit is in its earliest stage. The Company believes that the allegations regarding Centocor in these actions are without merit and intends to vigorously defend them.

     The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to CPIII going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (since amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, since amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The parties in these suits are considering ways and means to resolve the issues without further litigation.

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


                                                  HIGH        LOW
                                                  ----        ---

Year ended December 31, 1995
   First Quarter.........................      $21          $14 1/2
   Second Quarter........................       16  3/8      12 1/8
   Third Quarter.........................       14 35/64     10 7/8
   Fourth Quarter........................       33  1/8       9 5/8

Year ended December 31, 1996
   First Quarter.........................       40           27 5/8
   Second Quarter........................       40  7/8      28
   Third Quarter.........................       37  7/8      23
   Fourth Quarter........................       37  3/8      25 1/2


     On February 18, 1997, there were approximately 3,534 holders of record of the Common Stock.

     In June 1996, the Company and Lilly amended its Sales and Distribution Agreement. In July 1996, in consideration of the amendment and other activities in connection with the commercialization and market development of ReoPro, the Company issued 920,716 shares of its common stock in a private-placement transaction under Section 4(2) of the Securities Act of 1933.

     The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

SUMMARY CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             YEAR ENDED DECEMBER 31,
                                   1992           1993          1994         1995        1996
                                   ----           ----          ----         ----        ----
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:

Revenues:
  Sales....................        $  58,394     $ 48,071     $  39,984    $ 65,001     $132,130
  Contracts:
     Related parties.......           16,071       10,109         1,652         ---          ---
     Other                            51,767       17,750        25,590      13,915        3,355
                                   ---------     --------     ---------    --------     --------
  Total revenues...........          126,232       75,930        67,226      78,916      135,485
Costs and expenses(1)......          295,978      130,683       173,290     126,219      150,815
Other income (expenses)(2).          (24,400)     (19,626)      (20,594)     (9,829)       1,862
                                   ---------     --------     ---------    --------     --------

Loss before extraordinary          $(194,146)    $(74,379)    $(126,658)   $(57,132)    $(13,468)
 item......................

Net gain on extinguishment               ---          ---           ---         ---          705
 of debt...................        ---------     --------     ---------    --------     --------
Loss.......................        $(194,146)    $(74,379)    $(126,658)   $(57,132)    $(12,763)
                                   =========     ========     =========    ========     ========

Loss per share.............        $   (4.90)    $  (1.79)    $   (2.55)   $  (0.98)    $  (0.19)
                                   =========     ========     =========    ========     ========

Weighted average number of shares
 outstanding(3)............           39,623       41,482        49,597      58,207       66,475


                                        1992         1993          1994        1995         1996
                                        ----         ----          ----       -----     --------
CONSOLIDATED BALANCE SHEET DATA:

Cash and investments (4)           $ 163,083     $140,028     $ 184,507    $137,206     $185,817
Total assets                         349,268      281,039       305,915     260,284      341,121
Long-term debt                       238,166      238,100       231,640     231,640       54,765
Shareholders' equity                  30,721      (19,194)        5,278     (29,396)     235,910
 (deficit)

No dividends have been declared or paid during any of the periods presented.

(1) Costs and expenses include the following: (a) charges for acquired research and development of $36,966 in 1994, (b) charges of $64,877 and $3,500 in 1992 and 1993, respectively, related to HA-1A inventory, (c) restructuring charges of $15,266, $9,387 and $1,642 in 1992, 1993 and 1995, respectively,
    (d) a royalty buyout of $17,098 in 1994 and (e) a write-down of facilities and equipment of $7,870 in 1994.
(2) Other income (expenses) include charges of $11,245, $1,275 and $3,750 in 1992, 1994 and 1995, respectively, related to the settlement of certain litigation.
(3) No shares of Common Stock issuable upon the exercise of stock options or warrants or the vesting of restricted stock awards have been included as their inclusion would have an antidilutive effect because the Company has incurred a net loss in each period presented.
(4) Cash and investments at December 31, 1996 include equity investments classified as available for sale of $9,502, and $7,260 of investments maintained at certain banks as collateral for certain debt outstanding at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------


RESULTS OF OPERATIONS

 General

     Any statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects.

     Centocor is a biotechnology company whose mission is to develop and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human health care. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies and DNA-based products.

     The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. To date, product sales have not produced sufficient revenues to cover the Company's operating expenses. Consequently, the Company has experienced substantial operating losses. The Company's financial results have progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter. The Company expects that its sales of therapeutic and diagnostic products in 1997 will provide sufficient revenues to cover operating expenses and provide net income for the year.

     The Company commenced commercial sales of two therapeutic products in 1995:
ReoPro in January 1995 and Panorex in February 1995. Because of positive findings at interim analyses, in December 1995 the Company halted two clinical trials of ReoPro designed to expand its authorized use. The Company filed for regulatory approvals in the United States for the expanded indications in February 1997 and expects to file for additional regulatory approvals in Europe in early 1997. The level of the Company's research and development expenses has been primarily dependent upon the extent of clinical trial activity. Further, the impact on the level of future ReoPro sales based upon the early termination of these two trials will depend upon the timing and extent of any future regulatory approvals and the degree of market acceptance of ReoPro.

     In June 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of ("Statement 121"), which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted Statement 121 in 1996 which did not have a significant effect on its financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which was effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company adopted Statement 123 in 1996 and elected to continue to measure stock based compensation using the intrinsic value based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees and accordingly, the Company did not recognize compensation cost in the consolidated financial statements for options granted. The Company discloses pro forma financial information valuing stock based compensation using the fair value based method of accounting. See Item 8. "Financial Statements and Supplementary Data", Note 10 - Shareholders' Equity.

 Year ended December 31, 1996 compared to year ended December 31, 1995

     The increase in sales for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is principally due to the increase in sales of ReoPro. ReoPro sales commenced in January 1995.

     The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the year ended December 31, 1996, ReoPro sales to Lilly were $88,669,000 and Lilly's announced sales to end-users were $149,300,000. For the year ended December 31, 1995 sales to Lilly were $15,545,000 and Lilly's announced sales to end-users were $22,800,000. For the year ended December 31, 1996, the Company's sales of Panorex to Glaxo Wellcome were $2,073,000 and Glaxo Wellcome reported to the Company that sales to end-users were approximately $5,375,000. For the year ended December 31, 1995 sales to Glaxo Wellcome were $6,531,000 and Glaxo Wellcome reported to the Company that sales to end-users were approximately $3,400,000. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners, which in 1995 included initial launch period quantities. The Company expects ReoPro end sales to increase in 1997 as market acceptance continues to grow and therefore the Company expects its sales of ReoPro to Lilly to increase in 1997 over 1996 levels. Panorex end sales in 1997 are also expected to increase as compared to 1996 but Panorex sales to Glaxo Wellcome in 1997 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the year ended December 31, 1996 were $41,388,000 as compared to $42,859,000 for the year ended December 31, 1995. The decrease in sales for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily related to a 1995 stocking order of reagent products by a new customer within the oncology product line and the reduction in the royalty rates of some of the Company's diagnostic products. Diagnostic product sales in 1997 are expected to be at least at the same level or slightly greater than sales levels achieved in 1996.

     The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace. For the Company's diagnostic products, the level of sales is also dependent upon the extent of and timing of reagent sales to marketing partners developing new automated instruments, as well as the mix of completed diagnostic kit sales and sales of antibody to collaborative partners who pay the Company for such antibody upon sales of their respective diagnostic kits incorporating the Company's antibody. The Company is currently attempting to expand its diagnostic distribution channels to include additional distributors on a non-exclusive basis and the Company further expects that current distributors of its kits may increase sales of their respective diagnostic kits incorporating the Company's antibodies, which the Company expects will result in reduced sales prices on certain diagnostic products. The Company's revenues from sales of antibodies to partners are lower than revenues from sales of its completed diagnostic kits.

     The decrease in contract revenues for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily due to the achievement of certain milestones in 1995 pursuant to the Company's agreements with Lilly. Contract revenues for the year ended December 31, 1995 included $10,000,000 recognized pursuant to the Company's agreements with Lilly as a result of the Company's achievement of milestones in the development of ReoPro. The level of contract revenues in future periods will depend primarily upon the extent to which the Company enters into other collaborative contractual arrangements, if any, and its achievement of milestones under current arrangements.

     Cost of sales increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due primarily to the increased sales of ReoPro. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1997, the extent of which will depend primarily on the amount and mix of products sold. The Company's gross margin on sales for the year ended December 31, 1996 was approximately 54% as compared to approximately 55% for the year ended December 31, 1995. Gross margin percentage in 1997 is expected to improve over 1996 as production activities increase and further process efficiencies are realized. Factors that can influence gross margin include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the year ended December 31, 1996 decreased as compared to the year ended December 31, 1995 due principally to the capitalization as inventory in 1996 of certain costs associated with the manufacture of ReoPro. In 1995, such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1997 as compared to 1996 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, the use of ReoPro in conjunction with stents and in stroke. In addition, clinical trial activities for CenTNF, primarily phase III trials for the Crohn's and severe rheumatoid arthritis indications are expected to occur in 1997. The Company also expects to incur additional clinical trial expenses in 1997 in support of continued Panorex development primarily in the United States and Europe.

     Marketing, general and administrative expenses for the year ended December 31, 1996 increased as compared to the year ended December 31, 1995 due principally to ReoPro market development efforts and ongoing litigation. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to 1996 levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products or directly undertakes the promotion, marketing and sale of any of its therapeutic or diagnostic products. Marketing, general and administrative expenses are expected to increase in 1997 as compared to 1996 due primarily to the Company's increased investment in market development opportunities for its therapeutic and diagnostic products.

     Interest income increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due principally to an increase in the Company's average cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense decreased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe. Interest expense in future periods will depend upon the level of debt outstanding.

     Other income (expenses) increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to an increase in Centocor's equity in the losses of a company in which Centocor has invested. Centocor does not expect the future equity in the income or losses of this investee company to have a material impact on the Company.

     Other income (expenses) also includes a charge to operations of $3,750,000 for the year ended December 31, 1995 relating to the settlement of certain class action securities litigation. The results of operations for the year ended December 31, 1995 also included a charge to costs and expenses of $1,642,000 for severance costs related to a reduction in the level of the Company's personnel in 1995.

     The Company expects its effective tax rate in 1997 to be approximately 3%. The effective tax rate in 1997 is heavily influenced by the ability of the Company to use net operating loss carryforwards from prior years to offset its future tax liability.

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

     Diagnostic product sales for the year ended December 31, 1995 were $42,859,000 as compared to $39,697,000 for the year ended December 31, 1994. The increase in sales for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily related to a 1995 reagent sale to a new customer within the oncology product line.

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

     Cost of sales increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to the initiation of sales of ReoPro and Panorex. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company's gross margin on sales for the year ended December 31, 1995 was approximately 55% as compared to approximately 60% for the year ended December 31, 1994. There were no significant sales of therapeutic products in 1994.

     Research and development expenses for the year ended December 31, 1995 decreased as compared to the year ended December 31, 1994 due principally to the capitalization as inventory in 1995 of certain costs associated with the manufacture of ReoPro and Panorex. In 1994, such costs were not associated with the production of inventory and therefore were expensed as research and development expenses. Clinical trial expenses increased in 1995 as compared to 1994 because of the Company's efforts to obtain regulatory approvals for additional indications of therapeutic products and further develop other therapeutic and diagnostic product opportunities.

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

     Other income increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to the Company's equity in earnings of a company in which Centocor has an investment.

     Other income (expenses) also included a charge to operations of $3,750,000 for the year ended December 31, 1995 relating to the settlement of certain class action securities litigation. The results of operations for the year ended December 31, 1995 also included a charge to costs and expenses of $1,642,000 for severance costs related to a reduction in the level of the Company's personnel in 1995.

QUARTERLY RESULTS

     The following table sets forth certain unaudited consolidated statement of operations data for the three years ended December 31, 1996 (in thousands except per share data):

                                                               QUARTER ENDED

                                                March 31,   June 30,   Sept. 30,   Dec. 31,
                                                     1994       1994        1994       1994
                                                 --------   --------    --------   --------
     Total revenues                              $ 15,273   $ 16,384    $ 12,927   $ 22,642

     Cost and expenses:
       Cost of sales                                3,630      4,471       3,652      4,231
       Research and development                    14,389     16,666      15,701     23,247
       Marketing, general and administrative        6,818      6,809       7,159      4,583
       Special charges                             36,966          -           -     24,968
                                                 --------   --------    --------   --------

     Total costs and expenses                      61,803     27,946      26,512     57,029

     Other income (expenses)                       (4,107)    (3,856)     (3,994)    (8,637)
                                                 --------   --------    --------   --------

     NET LOSS                                    $(50,637)  $(15,418)   $(17,579)  $(43,024)
                                                 ========   ========    ========   ========
                                                March 31,   June 30,   Sept. 30,   Dec. 31,
                                                     1995       1995        1995       1995
                                                 --------   --------    --------   --------
     Total revenues                              $ 23,995   $ 20,754    $ 19,155   $ 15,012

     Cost and expenses:
       Cost of sales                                8,625      8,071       7,271      5,199
       Research and development                    13,501     17,008      18,376     17,350
       Marketing, general and administrative        7,494      7,120       7,643      6,919
       Special charges                                  -          -           -      1,642
                                                 --------   --------    --------   --------

     Total costs and expenses                      29,620     32,199      33,290     31,110

     Other income (expenses)                       (2,617)    (5,864)      1,980     (3,328)
                                                 --------   --------    --------   --------

     NET LOSS                                    $ (8,242)  $(17,309)   $(12,155)  $(19,426)
                                                 ========   ========    ========   ========
                                                March 31,   June 30,   Sept. 30,   Dec. 31,
                                                     1996       1996        1996       1996
                                                 --------   --------    --------   --------
     Total revenues                              $ 21,882   $ 30,586    $ 39,179   $ 43,838

     Cost and expenses:
       Cost of sales                               10,554     14,554      17,652     18,334
       Research and development                    12,548     13,296      15,174     15,769
       Marketing, general and administrative        7,403      7,882       8,537      9,112
                                                 --------   --------    --------   --------

     Total costs and expenses                      30,505     35,732      41,363     43,215

     Net gain on extinguishment of debt                 -        705           -          -

     Other income (expenses)                       (1,075)       118         549      2,270
                                                 --------   --------    --------   --------

     NET INCOME (LOSS)                           $ (9,698)  $ (4,323)   $ (1,635)  $  2,893
                                                 ========   ========    ========   ========

     The Company's results, as a percentage of total revenues, have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the timing of research and development expenses, the level of product sales, the completion or commencement of significant contracts, and foreign exchange fluctuations.

PER SHARE CALCULATIONS

     At December 31, 1996, approximately 4,386,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method. The approximately 898,000 shares issuable upon conversion of the 6 3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

     No Common Stock equivalents or shares issuable upon conversion of the 6 3/4% Convertible Debentures were included in the per share calculations for any year presented since to do so would have been antidilutive as the Company has recorded net losses for all years presented. In March 1996, the Company completed a public offering of 4,025,000 shares, in April 1996 the Company issued 3,450,000 shares as a result of the conversion of the Company's 7 1/4% Convertible Notes and in July 1996, the Company issued 920,716 shares in connection with its agreements with Lilly. These shares have been included in the per share calculations and, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 6 3/4% Convertible Debentures in its calculations of per share data for such periods if the effect would be dilutive.


LIQUIDITY AND CAPITAL RESOURCES

     The Company, since inception, has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. To date, the Company's product sales have not produced sufficient revenues to cover the Company's operating costs. Consequently, the Company has experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities. The Company's financial results have progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter.

     The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ended December 31, 1996, sales of the Company's products, including ReoPro and Panorex, did not alone generate sufficient revenue to result in positive cash flow for the year. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or other product candidates will have a material adverse effect on the Company.

     At December 31, 1996, the Company had cash, cash equivalents and investments of $185,817,000, including equity investments of $9,502,000. For the year ended December 31, 1996, the Company had negative cash flows from operations of $12,838,000. The Company's total cash flows for the year ended December 31, 1996 included the receipt of $20,791,000 from the exercise of warrants and options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options. In the first quarter of 1996, the Company completed a public equity offering of 4,025,000 shares of common stock. The net proceeds to the Company from the offering were $125,916,000. Upon completion of the offering, the Company initiated redemption of the remaining 7 1/4% Convertible Notes due February
2001 most of which were converted into common stock in the second quarter of 1996. Also in the second quarter, the Company purchased $70,235,000 of the 6 3/4% Convertible Debentures. At December 31, 1996, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding. In the third quarter of 1996, the Company received $15,000,000 in connection with its agreements with Fujisawa. Additionally, in the fourth quarter 1996, the Company repaid both its mortgage debt and long-term note related to its Leiden facility in the amount of $15,141,000. At December 31,1996 the Company has a note payable of $6,897,000 which is secured by investments at the lending bank of $7,260,000. The Company's total cash, cash equivalents and investments increased by $48,611,000 from December 31, 1995, principally as a result of cash received from the stock offering and the exercise of warrants and options as discussed above, partially offset by the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1997.

     Accounts Receivable at December 31, 1996 increased as compared to December 31, 1995 due to increased sales of ReoPro to Lilly.

     Inventory at December 31, 1996 increased as compared to December 31, 1995 due primarily to the increase in production of ReoPro.

     Gross property, plant and equipment at December 31, 1996 decreased as compared to December 31, 1995, principally due to the impact of exchange rates on property and equipment denominated in foreign currencies partially offset by the investment of $4,674,000 for the purchase of property and equipment. The Company expects to increase its investments in property, plant and equipment by up to approximately $30,000,000 in 1997 to support its manufacturing capacity expansion plans in Europe. At the Company's present level of operations, the Company currently maintains idle facilities and equipment in its Malvern location. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to reduce the carrying value of certain fixed assets will not be required in the future.

     Long-term investments at December 31, 1996 increased as compared to December 31, 1995 principally due to additional equity investments in investee companies classified as available for sale.

     Intangible and other assets at December 31, 1996 increased as compared to December 31, 1995 resulting primarily from the amendment to the Company's Sales and Distribution Agreement with Lilly and other activities in connection with the commercialization and market development of ReoPro.

     Centocor had an exclusive option to purchase the limited partnership interests in CPIII. In January 1997, the Company exercised this option and made an advance payment of approximately $13,598,000 in cash to the Class A and Class C limited partners of CPIII. The Company recorded the $13.6 million payment to the partners of CPIII as a prepaid royalty in January 1997. In addition, the Company is required to make future royalty payments to the former limited partners of CPIII. See Item 8. "Financial Statements and Supplementary Data",
Note 3 - Commitments and Contingencies.

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

LEGAL PROCEEDINGS

     The Company is subject to certain litigation, as more fully described under
Part I, Item 3 "Legal Proceedings." While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that such legal proceedings will not have a material adverse effect on the Company.


ROYALTIES

     The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Pursuant to the exercise by the Company of its option to acquire the limited partnership interests in CPIII in January 1997, the Company is required to make future payments to the former limited partners of CPIII which will include payments based on future sales of ReoPro.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)


DECEMBER 31,                                           1996           1995
-------------------------------------               ----------      ---------
ASSETS

CURRENT ASSETS:

         Cash and cash equivalents  (Notes 5 and 9)    $ 55,953     $ 16,002
         Short-term investments (Notes 5 and 9)         120,362      115,435
         Accounts and contracts receivable               27,440       11,489
         Interest receivable                              2,147        1,648
         Inventory (Note 6)                              23,815       20,783
         Prepaid expenses                                 4,279        2,959
         Other current assets                               752          653
                                                       --------     --------
                                                        234,748      168,969


PROPERTY, PLANT AND EQUIPMENT (NOTES 9 AND 19):
         Land and buildings                              71,607       72,980
         Equipment, furniture, fixtures and
            improvements                                 69,884       69,884
                                                       --------     --------
                                                        141,491      142,864
         Less accumulated depreciation                  (79,954)     (74,727)
                                                       --------     --------
                                                         61,537       68,137

LONG-TERM INVESTMENTS (NOTE 5)                            9,502        5,769

INTANGIBLE AND OTHER ASSETS (NOTE 7)                     35,334       17,409
                                                       --------     --------

             TOTAL ASSETS                              $341,121     $260,284
                                                       ========     ========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

December 31,                                         1996       1995
---------------------------------                ----------  ---------
LIABILITIES  AND  SHAREHOLDERS' EQUITY

Current liabilities:

          Accounts payable                       $    9,543  $   4,126
          Accrued expenses  (Note 8)                 28,940     26,139
          Unearned revenues                             100         83
          Notes payable (Note 9)                      6,897      7,500
          Current portion of
            long-term debt (Note 9)                       -     18,289
                                                 ----------  ---------
                                                     45,480     56,137

Long-term debt (Note 9)                              54,765    231,640


Other liabilities                                     1,127      1,286

Minority interest                                     3,839        617

Shareholders' equity (Notes 2, 5, 10 and 13):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued         -          -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            69,177 and 58,538 issued and
            outstanding at December 31, 1996
            and 1995, respectively                      692        585
          Additional paid-in capital              1,050,062    770,068
          Deficit                                  (821,602)  (808,839)
          Unrealized gain on marketable
            securities                                2,342      2,342
          Cumulative foreign currency
            translation adjustments                   4,416      6,448
                                                 ----------  ---------
                                                    235,910    (29,396)
                                                 ----------  ---------
              Total liabilities and
                shareholders' equity             $  341,121  $ 260,284
                                                 ==========  =========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)


---------------------------------------------------------------------------------------
For the years ended December 31,                       1996         1995        1994
---------------------------------------------------------------------------------------
Revenues:
  Sales                                              $ 132,130    $ 65,001   $  39,984
  Contracts (including related
   party revenues of: $1,652 in 1994)(Note 12)           3,355      13,915      27,242
                                                     ---------    --------   ---------
                                                       135,485      78,916      67,226
                                                     ---------    --------   ---------
Costs and expenses:
  Cost of sales                                         61,094      29,166      15,984
  Research and development (including contract
   revenue-related party expenses of $1,572 in 1994)    56,787      66,235      70,003
  Marketing, general and administrative
      (including contract revenue-related party
        expenses of $343 in 1994)                       32,934      29,176      25,369
  Charge for acquired research and
  development (Note 13)                                      -           -      36,966
  Other charges (Note 19)                                    -       1,642      24,968
                                                     ---------    --------   ---------
                                                       150,815     126,219     173,290

Other income (expenses):
  Interest income                                       10,276      10,126       5,999
  Interest expense                                      (8,351)    (17,001)    (19,821)
  Net loss on long-term investments (Note 14)                -           -      (3,649)
  Litigation settlement (Note 14)                            -      (3,750)     (1,275)
  Other income (expenses)                                  (63)        796      (1,848)
                                                     ---------    --------   ---------
                                                         1,862      (9,829)    (20,594)

Loss before extraordinary item                        ($13,468)   ($57,132)  ($126,658)
                                                     ---------    --------   ---------
Extraordinary item:
  Net gain on extinguishment of debt (Note 9)              705           -           -
                                                     ---------    --------   ---------
Net loss                                              ($12,763)   ($57,132)  ($126,658)
                                                     =========    ========   =========
Net loss per share:

  Before extraordinary item                             ($0.20)     ($0.98)     ($2.55)
  Extraordinary item                                     $0.01           -           -
                                                     ---------    --------   ---------
  Net loss per share                                    ($0.19)     ($0.98)     ($2.55)
                                                     =========    ========   =========
Weighted average number of shares
  outstanding                                           66,475      58,207      49,597
                                                     =========    ========   =========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

-------------------------------------------------------------------------------------------------
   Year ended December 31,                                     1996       1995        1994
-------------------------------------------------------------------------------------------------
   Cash flows used for operating activities:
     Net loss                                                ($12,763)  ($57,132)  ($126,658)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
        Charge for acquired research and development                -          -      36,966
        Special charges                                             -          -       9,145
        Net gain on extinguishment of debt                       (705)         -           -
        Net loss on long-term investments                           -          -       3,649
        Provisions for depreciation and amortization           14,004     16,394      18,164
        Amortization of deferred income                           (83)    (1,616)     (3,067)
        Other                                                     919        204       2,413
        Changes in assets and liabilities:
               Accounts and contracts receivable              (16,044)       378       1,330
               Interest receivable                               (512)      (542)       (466)
               Inventory                                       (4,096)    (4,519)     (2,344)
               Prepaid expenses                                (4,409)    (3,568)     (2,809)
               Other current assets                              (110)       462          81
               Intangible and other assets                       (127)    (1,456)     (1,423)
               Accounts payable                                 5,537     (2,425)       (962)
               Unearned revenue                                     -         46       1,675
               Accrued expenses and other liabilities           5,706     (2,941)     (1,162)
               Other long-term liabilities                       (155)       164         948
                                                             ---------  ---------   ---------
       Net cash used for operating activities                 (12,838)   (56,551)    (64,520)

   Cash flows (used for) from investing activities:
     Purchases of investments                                (115,577)  (147,381)    (98,808)
     Sales of investments                                     110,650    136,490     127,250
     Purchases of fixed assets                                 (4,674)    (4,845)     (4,555)
     Acquisition of Tocor II, net of cash acquired                  -          -       3,991
                                                             ---------  ---------   ---------
       Net cash (used for) from investing activities           (9,601)   (15,736)     27,878

   Cash flows from financing activities:
     Net proceeds from issuance of Common Stock relating
      to public offering                                      125,916          -           -
     Net proceeds from other issuances of Common Stock         20,791     18,557      71,633
     Reduction of long-term debt and notes payable            (84,537)    (9,615)     (2,788)
                                                             ---------  ---------   ---------
       Net cash from financing activities                      62,170      8,942      68,845
   Effect of foreign currency translation                         220        422         512
                                                             ---------  ---------   ---------
   Net increase (decrease) in cash and cash equivalents        39,951    (62,923)     32,715
   Beginning cash and cash equivalents                         16,002     78,925      46,210
                                                             ---------  ---------   ---------
   Ending cash and cash equivalents                          $ 55,953   $ 16,002    $ 78,925
                                                             =========  =========   =========

   See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Net Unrealized         Cumulative
                                      Common Stock                                         gain (loss) on      foreign currency
                                -----------------------
                                  Number of                   Additional                     marketable          translation
                                   shares     Par value    paid in capital        Deficit    securities          adjustments
                                -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993         43,672      $437            $601,138       ($625,049)       ($635)               $4,915

Issued to Wellcome plc (Note 10)        140         1               3,500               -            -                     -
Issued pursuant to the Tocor II
 exchange offer (Note 13)             7,014        70              84,259               -            -                     -
Warrants retired pursuant to
 Tocor II exchange offer
 (Note 13)                                -         -              (8,492)              -            -                     -
Issued upon exercise of options
 and warrants or as stock grants      6,151        62              68,070               -            -                     -
Issued to employee benefit plan          17         -                 208               -            -                     -
Vested pursuant to restricted
 stock award plan                        87         1               1,492               -            -                     -
Translation adjustments                   -         -                   -               -            -                 1,324
Carrying value adjustments                -         -                   -               -          635                  .  -
Net loss                                  -         -                   -        (126,658)           -                     -
                                -----------------------------------------------------------------------------------------------
BALANCED AT DECEMBER 31, 1994        57,081       571             750,175        (751,707)           -                 6,239

Issued upon exercise of options
 and warrants or as stock grants      1,388        14              18,323               -            -                     -
Issued to employee benefit plan          31         -                 511               -            -                     -
Vested pursuant to restricted
 stock award plan                        38         -               1,059               -            -                     -
Translation adjustments                   -         -                   -               -            -                   209
Carrying value adjustments                -         -                   -               -        2,342                     -
Net loss                                  -         -                   -         (57,132)           -                     -
                                -----------------------------------------------------------------------------------------------
BALANCED AT DECEMBER 31, 1995        58,538       585             770,068        (808,839)       2,342                 6,448

Issued upon exercise of options and
 warrants or as stock grants          1,596        16              18,015               -            -                     -
Issued to employee benefit plan          71         1                 379               -            -                     -
Issued upon stock offering            4,025        40             125,916               -            -                     -
Issued upon conversion of debt        3,831        38             106,302               -            -                     -
Amendment to Sales and Distribution
 Agreement with Lilly                   921         9              26,991               -            -                     -
Vested pursuant to
 restricted stock award plan             60         1                 760               -            -                     -
Warrants retired pursuant to Tocor II
 exchange offer (Note 13)               135         2               1,631               -            -                     -
Translation adjustments                   -         -                   -               -            -                (2,032)
Net loss                                  -         -                   -         (12,763)           -                     -
                                -----------------------------------------------------------------------------------------------
BALANCED AT DECEMBER 31, 1996        69,177      $692          $1,050,062       ($821,602)      $2,342                $4,416
                                ===============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements

Note 1
DESCRIPTION OF BUSINESS

     Centocor, Inc.("Centocor" or the "Company") is a biotechnology company whose mission is to develop and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human health care. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies and DNA-based products.

Note 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and a 75% interest in a joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Short-term marketable securities are carried at cost, which approximates market value. Long-term debt securities which the Company has the ability and intent to hold until maturity are carried at amortized cost. The equity investments classified as available for sale are carried at estimated fair value with unrealized gains and losses recorded as a component of shareholders' equity. The Company also classifies certain investments as trading securities which are carried at fair value with the unrealized gains and losses reported in earnings.

     Inventory
     ---------

     Inventory is stated at the lower of cost or market value using the first-in, first-out method for diagnostic and pharmaceutical product inventories.

     Inventories have various expiration dates. Reserves are provided for inventories which are likely to expire prior to sale or are likely to otherwise not be available for sale.

     Property, plant and equipment and depreciation
     ----------------------------------------------

     Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, the depreciable lives are as follows:

     Equipment, furniture and fixtures        3-5 years
     Land improvements                         10 years
     Leasehold improvements                    10 years
     Building and building improvements      31.5 years

                  Notes to Consolidated Financial Statements

     Leasehold improvements are amortized over the applicable lease period or their estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense, and major renewals and improvements are capitalized.

     Intangible and Other Assets
     ---------------------------

     Intangible and other assets are stated at cost, net of accumulated amortization. Amortization is provided using either the straight-line method or more applicable methods over the estimated useful lives of the assets, generally 3 to 20 years. Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cash flows.

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

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company has net operating loss carryforwards for tax purposes that begin to expire in 2005. Since realization of the tax benefit associated with these carryforwards is not assured, a valuation allowance was recorded against this tax benefit. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of these losses may be limited. The Company believes that any such limitation will not have a material impact on the utilization of these carryforwards.

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

                  Notes to Consolidated Financial Statements

     Fair Value of Financial Instruments
     -----------------------------------

     The FASB issued Statement of Financial Standards No.107, Disclosures About Fair Value of Financial Instruments, which defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts and contracts receivable, prepaid expenses, interest receivable, other current assets, accounts payable, and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. See Note 9 for information regarding the fair value of the Company's long-term debt and notes payable.

     New Accounting Standards
     ------------------------

     In June 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of ("Statement 121"), which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted Statement 121 in 1996 which did not have a significant effect on its financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which was effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company adopted Statement 123 in 1996 and elected to continue to measure stock based compensation using the intrinsic value based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees and accordingly, the Company did not recognize compensation cost in the consolidated financial statements for options granted. The Company disclosed pro forma financial information valuing stock based compensation using the fair value based method of accounting. See Note 10 - Shareholders' Equity.

Note 3
COMMITMENTS AND CONTINGENCIES

     Liquidity and Capital Resources
     -------------------------------

     The Company has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. To date, the Company's product sales have not produced sufficient revenues to cover the Company's operating costs. Consequently, the Company has experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities. The Company's financial results have progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter.

     The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ended December 31, 1996, sales of the Company's products, including ReoPro and Panorex, did not alone generate sufficient revenue to result in positive cash flow for the year. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and Panorex or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro and Panorex or other product candidates will have a material adverse effect on the Company.

                  Notes to Consolidated Financial Statements

     Legal Proceedings
     -----------------

     In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent application and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Lilly. Over the course of the litigation, plaintiff asserted eleven different claims for relief and the Company asserted affirmative defenses and a counterclaim against Velos with respect to the license agreement. After rulings on motions for summary judgment filed by both sides, the majority of plaintiff's claims were dismissed. The case proceeded to trial on February 18, 1997 on plaintiff's four remaining claims under the license agreement and on the Company's affirmative defenses and counterclaim. The parties agreed that plaintiff's claim for attorneys fees under the license agreement would be severed to await the outcome of the trial. On March 4, 1997, the jury returned a verdict which, if it were to become the judgement of the Court, would render the Company liable to pay plaintiff approximately $4,000,000 plus interest fees and expenses pursuant to the license agreement. The Company and its counsel believe the jury's findings are not supported by the evidence and law and will file post-trial motions, and, if necessary, an appeal. Accordingly, no provision has been made in the accompanying financial statements for this matter. The Company believes that the allegations of Velos are without merit and intends to continue vigorously to defend this suit.


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

     The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit has been refiled in the Delaware Superior Court. Discovery is beginning and plaintiff has moved for certification of a class of all former limited partners of CPII, which the Company has opposed. Prior to the dismissal of the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. That suit is in its earliest stage. The Company believes that the allegations regarding Centocor in these actions are without merit and intends to vigorously defend them.

     The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned

                  Notes to Consolidated Financial Statements

subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to CPIII going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (since amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, since amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The parties in these suits are considering ways and means to resolve the issues without further litigation.

     While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.

     Royalties
     ---------

     The Company is required to make certain future payments to the former limited partners of CCIP and CPII based on sales of products developed by each of the respective partnerships. Subsequent to the exercise by the Company of its option to acquire the limited partnership interests in CPIII in January 1997, the Company is required to make future payments to the former limited partners of CPIII which include payments based on future sales of ReoPro.

     Centocor had an exclusive option to purchase the limited partnership interests in CPIII. In January 1997, the Company exercised this option and made an advance payment of approximately $13,598,000 in cash to the Class A and Class C limited partners of CPIII. The Company recorded the $13.6 million payment to the partners of CPIII as a prepaid royalty in January 1997. In addition, the Company is required to make future royalty payments to the former limited partners of CPIII.

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

                  Notes to Consolidated Financial Statements

by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.

Note 4
COLLABORATIVE ARRANGEMENTS

Relationship with Eli Lilly and Company
---------------------------------------

     In July 1992, Centocor and Lilly entered into a Sales and Distribution Agreement later amended in June 1993. Under that Agreement, as amended in June 1993, Centocor is principally responsible for developing and manufacturing ReoPro, and Lilly will assist Centocor in the regulatory filings and continued development of ReoPro for various clinical indications. Also, in the event Centocor cannot manufacture ReoPro or under certain other circumstances, such as material breach of the agreement by or the bankruptcy of Centocor, Lilly has the option to assume the manufacture of ReoPro and assure the continued supply of the product, even to the extent of acquiring Centocor's related manufacturing assets at their independently appraised values.

     In June 1996, the Company and Lilly amended its Sales and Distribution Agreement. Under the amendment, Lilly no longer has the right to buy ReoPro for resale in Japan, however, Lilly will maintain its exclusive right to buy and resell ReoPro in the rest of the world. In July 1996, in consideration of the amendment and other activities in connection with the commercialization and market development of ReoPro, the Company issued 920,716 shares of its Common Stock to Lilly.


     Relationship with Fujisawa Pharmaceutical Co., Ltd.
     ---------------------------------------------------

     In August 1996, Centocor entered into an agreement with Fujisawa Pharmaceutical Co., Ltd., appointing Fujisawa as the exclusive distributor of ReoPro in Japan. As compensation for its appointment as exclusive distributor in Japan, Fujisawa made a nonrefundable $15,000,000 payment to the Company, and may make future milestone payments.

     The Company and Fujisawa will co-develop ReoPro in Japan and jointly file for Japanese product approval. Fujisawa shall bear all external costs associated with the clinical development of ReoPro in Japan.

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

Note 5
CASH EQUIVALENTS AND INVESTMENTS

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Securities that the Company does not intend to hold to maturity are classified either as "available for sale" or as "trading" and are carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on specific securities classified as trading are reported in earnings.

                  Notes to Consolidated Financial Statements

     At December 31, 1996, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                            Carrying        Unrealized          Fair
                                              Value      Gains     (Losses)    Value
                                            --------     -----     --------    -----
Trading securities:
 Securities and obligations of
  the U.S. Treasury and other
  U.S. government agencies                   $ 20,058     $   20     $ (18)   $ 20,060
 Other short-term obligations                   1,024          -         -       1,024
 Corporate bonds and
  commercial paper                              3,875          6        (3)      3,878
                                             --------     ------   --------   --------
                                             $ 24,957     $   26     $ (21)   $ 24,962
                                             ========     ======   ========   ========

                                                              Estimated
                                             Adjusted        Unrealized      Carrying
                                               Cost       Gains    (Losses)     Value
                                             --------      -----   --------  --------
Investments available for sale:
 Equity securities                           $  7,160     $2,342   $      -   $  9,502
                                             ========     ======   ========   ========

                                                            Estimated
                                            Carrying        Unrealized          Fair
                                              Value      Gains     (Losses)    Value
                                            --------     -----     --------    -----
Investments held to maturity:
 Securities and obligations of
  the U.S. Treasury and other
  U.S. government agencies                   $111,488     $   46   $  (117)   $111,417
 Certificates of deposit                        8,603          -         -       8,603
 Corporate bonds and
  commercial paper                              7,872          8       ( 4)      7,876
                                             --------     ------   --------   --------
                                             $127,963     $   54   $  (121)   $127,896
                                             ========     ======   ========   ========

     At December 31, 1996, these securities were classified as follows (in thousands):

  Cash equivalents                          $ 32,563
  Short-term investments                     120,362
  Long-term investments                        9,502
                                            --------
                                            $162,427
                                            ========

     The Company has agreed to maintain investments with fair values of $7,260,000 as of December 31, 1996 at certain banks as collateral for loans from those banks. See Note 9 - Debt.

     At December 31, 1995, securities classified as available for sale and held to maturity are summarized below (in thousands).

                                                    Estimated
                                   Adjusted         Unrealized      Carrying
                                     Cost       Gains     (Losses)   Value
                                   ---------  ----------  --------  --------
Investments available for sale:
  Equity securities                   $3,427      $2,342  $   -       $5,769
                                   =========  ==========  ========  ========

                  Notes to Consolidated Financial Statements

                                                 Estimated
                                    Carrying    Unrealized       Fair
                                     Value    Gains  (Losses)   Value
                                    --------  -----  --------  --------
Investments held to maturity:
  Securities and obligations of
     the U.S. Treasury and other
     U.S. government agencies       $ 70,622   $148      $(2)  $ 70,768
  Certificates of deposit             32,801      -        -     32,801
  Corporate bonds and
     commercial paper                 24,260     62       (1)    24,321
                                    --------  -----  -------   --------
                                    $127,683   $210      $(3)  $127,890
                                    ========  =====  =======   ========

  At December 31, 1995, these securities were classified as follows (in thousands):

  Cash equivalents                  $ 12,248
  Short-term investments             115,435
  Long-term investments                5,769
                                    --------
                                    $133,452
                                    ========

Note 6
INVENTORY

     Inventory consists of the following (in thousands):

     December 31,                       1996      1995
                                    --------   -------

     Raw materials                  $  5,824   $ 4,965
     Work in process                   7,948     9,382
     Finished goods                   10,043     6,436
                                    --------   -------
                                    $ 23,815   $20,783
                                    ========   =======

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

                  Notes to Consolidated Financial Statements

Note 7
INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following, net of accumulated amortization of $10,804,000 and $7,282,000 at December 31, 1996 and 1995,
respectively, (in thousands):

     December 31,            1996     1995
                            -------  -------

     Licenses               $ 5,378   $4,126
     Goodwill                 5,158    5,502
     Debt issuance costs        755    3,854
     Deferred charges        23,026    1,697
     Other                    1,017    2,230
                            -------  -------
                            $35,334  $17,409
                            =======  =======

     Deferred charges at December 31, 1996 include a prepayment of future royalties amounting to $11.4 million, and a prepayment of $10.0 million associated with the commercialization and market development of ReoPro.

     Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.

Note 8
ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

     December 31,     1996     1995
                     -------  -------

     Compensation    $ 7,320  $ 3,191
     Interest            823    5,473
     Research          5,496    4,942
     Royalties         7,973    1,836
     Other             7,328   10,697
                     -------  -------
                     $28,940  $26,139
                     =======  =======

Note 9
DEBT

     Notes Payable

     Notes payable at December 31, 1996 and 1995 consists of $6,897,000 and $7,500,000, respectively, of borrowings under short-term notes at an interest rate of 3.23 percent per annum at December 31, 1996, payable in Dutch guilders no later than March 28, 1997. These borrowings are secured by investments at the lending bank of $7,260,000 (see "Loan Covenants").

                  Notes to Consolidated Financial Statements

     Long-term debt

     Long-term debt consists of the following (in thousands):

December 31,                             1996      1995
                                       --------  ---------

     7 1/4% Convertible Notes          $      -  $106,640
     6 3/4% Convertible Debentures       54,765   125,000
     Mortgage Debt                            -     9,101
     Long-term Note                           -     9,188
                                        -------  --------
                                         54,765   249,929
     Current Portion                          -   (18,289)
                                        -------  --------
                                        $54,765  $231,640
                                        =======  ========

     7 1/4% Percent Notes

     In March 1996, the Company called for redemption of the 7 1/4% Convertible Notes at a redemption price of 103.222 percent of the outstanding principal amount. The outstanding principal amount of the 7 1/4% Convertible Notes was $106,640,000 at December 31, 1995. The Company issued approximately 3,831,000 shares of Common Stock upon conversion of approximately $106,302,000 principal amount of the 7 1/4% Convertible Notes and paid $338,000 in cash to redeem the remaining 7 1/4% Convertible Notes outstanding which were not converted.

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

     In the second quarter of 1996, the Company purchased $70,235,000 of its 6 3/4% Convertible Debentures which were subsequently retired. At December 31, 1996, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding and are convertible into approximately 898,000 shares of the Company's Common Stock.

     The fair value of the Company's long-term debt at December 31, 1996, principally determined by quoted market prices, was $52,027,000 as compared to its carrying value of $54,765,000. The carrying amount of the Company's notes payable at December 31, 1996 approximates their fair value.

     Mortgage Debt

     Mortgage loans have been used to finance a portion of the acquisition and expansion of certain of the Company's facilities in the United States and The Netherlands. These loans are generally secured by the related land and buildings. These Netherlands loans, which at December 31, 1995 were payable in Dutch guilders and classified as short-term debt, were repaid in full in October 1996. The 6 3/4% Convertible Debentures were purchased at less than face value resulting in an extraordinary gain of $3,475,000. Partially offsetting the extraordinary gain are charges of $2,770,000 relating to the write-off of debt issuance costs.

                  Notes to Consolidated Financial Statements

     Long-term Notes

     At December 31, 1995 the Company's 9 1/2% percent long-term notes which were payable in Dutch guilders were classified as short-term debt. In October 1996, the Company repaid these long-term notes.

     Loan Covenants

     The Company was required to maintain certain investments at the lending bank, which at December 31, 1995 totaled $20,000,000. At December 31, 1995 the Company classified the $18,289,000 of debt secured by such investments as short-term. In October 1996, the Company repaid the remaining balance of such debt to the lending bank to eliminate all of the long-term notes and mortgage debt. Additionally, $6,897,000 of the Company's notes payable are secured by investments at the lending bank of $7,260,000.

Note 10
SHAREHOLDERS' EQUITY

     Capital Stock

     In 1996 the Company issued 1,596,000 shares of its Common Stock par value $.01 per share in connection with the exercise of options and warrants. In March 1996, the Company completed a public offering of 4,025,000 shares, in April 1996 the Company issued 3,450,000 shares as a result of conversion of the Company's 7 1/4% Convertible Notes and in July 1996, the Company issued 920,716
shares in connection with its agreements with Lilly.   In 1995, the Company
issued 1,388,000 shares of its Common Stock in connection with the exercise of options and warrants. In 1994, the Company issued 7,014,000 shares of its Common Stock pursuant to the terms of an exchange offer as described in Note 13, 6,151,000 shares of its Common Stock in connection with the exercise of options and warrants and 140,000 shares pursuant to the terms of the extension of the alliance agreement with Glaxo Wellcome. At December 31, 1996, approximately 7,768,000 shares of Common Stock were reserved for issuance upon exercise of warrants and stock options, pursuant to employee retirement savings and stock award plans and agreements, and upon conversion of convertible debt securities. Additionally, at December 31, 1996, approximately 385,000 shares of preferred stock were reserved for issuance under a shareholder rights plan which is further described below.

     Warrants

     At December 31, 1996, warrants to purchase approximately 127,000 shares of the Company's Common Stock were outstanding at an exercise price of $49.75, exercisable to December 31, 1997.

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

                  Notes to Consolidated Financial Statements

     The following table summarizes the activity and value with respect to the Company's stock options (in thousands except per share amounts):

                                  Options   Exercise Price

Outstanding, December 31, 1993      5,770   $ 6.500-53.500
Granted                               726   $ 9.130-17.940
Lapsed or canceled                   (685)  $ 6.880-16.000
Exercised                            (853)  $ 6.880-51.750
                                   ------   --------------

Outstanding, December 31, 1994      4,958   $ 6.500-53.500
Granted                               713   $ 9.875-24.000
Lapsed or canceled                   (678)  $ 6.875-31.750
Exercised                            (336)  $ 6.500-53.500
                                   ------   --------------

Outstanding, December 31, 1995      4,657   $ 6.875-51.750
Granted                               749   $14.125-39.375
Lapsed or canceled                   (278)  $ 6.875-51.750
Exercised                          (1,162)  $ 6.875-22.625
                                   ------   --------------

Outstanding, December 31, 1996      3,966   $ 6.875-51.750
                                   ======   ==============

     At December 31, 1996, the weighted-average remaining contractual life of outstanding options was 7.19 years. The weighted-average exercise price of the options outstanding as of December 31, 1996 and 1995 was $17.50 and $12.98, respectively.

     At December 31, 1996, options to purchase a total of approximately 2,181,000 shares of Common Stock were exercisable, and approximately 1,785,000 options become exercisable as follows (in thousands):

     Years ending December 31,  Shares
     ------------------------   ------

     1997                          808
     1998                          450
     1999                          317
     2000                          210

     The Company maintains a Restricted Common Stock Award Plan, pursuant to which a total of approximately 2,000,000 shares of the Company's Common Stock have been authorized for award to eligible employees. The number of shares awarded in each year and the terms under which such shares vest are determined by the Board of Directors at the time of the award. Generally, a portion of the shares awarded vests annually over a period of five years from the date of the award. As of December 31, 1996, awards of approximately 292,000 shares of the Company's Common Stock were outstanding and are scheduled to vest in the following periods (in thousands):


     Years ending December 31,  Shares
     -------------------------  ------

     1997                           96
     1998                           92
     1999                           66
     2000                           38

                  Notes to Consolidated Financial Statements

     The terms of options unexercisable as of December 31, 1996 for an aggregate of approximately 1,242,000 shares and restricted stock awards unvested as of December 31, 1996 for an aggregate of approximately 257,000 shares provide for the acceleration of the exercisability of such options and the vesting of such restricted stock awards upon the occurrence of certain events constituting a change in control of the Company. Further, in such event, the holders of approximately 2,991,000 options may then choose to receive cash through the exercise of a limited stock appreciation right in lieu of exercising their options.

     The Company has adopted Statement 123 which was issued in October 1995 and is effective for transactions entered into in fiscal years beginning after December 15, 1995. In accordance with the provisions of Statement 123, which allows the Company to apply APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, the Company does not recognize compensation cost for options granted. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net loss and loss per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                  1996       1995
                                ---------  ---------
Net loss - as reported          $(12,763)  $(57,132)
Net loss - pro forma            $(17,791)  $(58,932)

Loss per share - as reported    $  (0.19)  $  (0.98)
Loss per share - pro forma      $  (0.27)  $  (1.01)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following average assumptions for the years ended December 31,

                                   1996   1995
                                   -----  -----
Risk free interest rate             5.6%   7.8%
Expected life of option (years)     9.2    9.2
Expected dividend of option (1)       -      -
Volatility of stock price          70.3%  70.3%

(1) The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

     Qualified Savings and Retirement Plan

     The Company maintains a Qualified Savings and Retirement Plan for the benefit of its employees. Employees' benefits are based solely on the employees' discretionary contributions and the Company's discretionary matching contributions which, for the year ended December 31, 1996 totaled $551,000. The Company generally makes its discretionary matching contributions in its Common Stock. Employee contributions to the Plan may be invested in various instruments, including the Company's Common Stock, at the discretion of the employee.

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

                  Notes to Consolidated Financial Statements

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

Note 11
GEOGRAPHIC AND CUSTOMER INFORMATION

                                      Geographic Information (in thousands)

                                                   Income   Identifiable
          Years ended December 31,     Revenue     (Loss)         assets

          1996
          United States                $ 86,743  $ (23,125)      $243,182
          Europe                         36,194     10,333         97,450
          Other                          12,548         29            489
                                       --------  ---------       --------
                                       $135,485  $ (12,763)      $341,121
                                       ========  =========       ========

          1995
          United States                $ 35,272  $ (61,208)      $160,094
          Europe                         43,466      4,076        100,190
          Other                             178          -              -
                                       --------  ---------       --------
                                       $ 78,916  $ (57,132)      $260,284
                                       ========  =========       ========

          1994
          United States                $ 59,294  $(112,266)      $233,208
          Europe                          7,932    (14,392)        72,707
                                       --------  ---------       --------
                                       $ 67,226  $(126,658)      $305,915
                                       ========  =========       ========

     Revenues from unaffiliated customers is based on the location of the customers. Income (loss) by geographic area consists of the related income
(loss) of the Company's subsidiaries based upon the location of their respective operations. Identifiable assets by geographic area are those assets used in the Company's operations in those areas.

     Customer Information

     During 1996, approximately 67% of the Company's total product sales were to one customer, Lilly. During 1995, approximately 50% of the Company's total product sales were to three customers, as follows: 24% to Lilly, 11% to Glaxo Wellcome and 15% to Toray-Fuji Bionics, Inc. During 1994, approximately 60% of the Company's total product sales were to four customers, as follows: 10% to Abbott Laboratories, 12% to Boehringer Mannheim GmbH, 13% to CIS bio International and 25% to Toray-Fuji Bionics, Inc.

                  Notes to Consolidated Financial Statements

Note 12
CONTRACT REVENUES

     Lilly Related

     Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $10,000,000 and $9,500,000 for the years ended December 31, 1995 and 1994, respectively, related to the achievement of ReoPro milestones.

     Glaxo Wellcome Related

     Pursuant to the Company's agreements with Glaxo Wellcome, the Company recognized revenues of $14,000,000 for the year ended December 31, 1994 principally related to the reimbursement of prior expenses and achievement of milestones associated with Panorex. Glaxo Wellcome may make certain future payments to the Company based on the achievement of certain milestones related to Panorex.

     Related Party Research & Development

     During 1994, the Company conducted research and development under a contract with Tocor II. Under the contract, the Company received reimbursement of its costs plus a management fee. Such revenues were recorded net of amortization of deferred costs resulting from the issuance of warrants to Tocor II Unitholders. See Note 13 for a discussion of an exchange offer which resulted in the termination of the research and development contract and services agreement.

     For the year ended December 31, 1994, revenues related to the Tocor II research program were $1,652,000. Expenses incurred, including general and administrative expenses for the year ended December 31, 1994 were $1,915,000.

     Additionally, the Company incurred expenses of approximately $29,121,000, $29,900,000 and $22,850,000 for the years ended December 31, 1996, 1995 and
1994, respectively, representing aggregate CPIII research costs funded by the Company in order to continue the progress of the research program and to preserve the value of its purchase option which it exercised in January 1997.

     Other

     The Company has entered into various commercialization agreements under which it has recognized revenues from non-refundable fees or milestone payments in support of its research and development efforts. Revenues recorded under these agreements amounted to $3,355,000, $3,915,000 and $2,090,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

                  Notes to Consolidated Financial Statements

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

     Statements of       For the twelve months ended December 31,
     Operations Data           1994
     ---------------           ----

     Revenues              $ 65,574
     Loss                  $(90,963)
     Loss per share          $(1.78)


     Effective March 30, 1994, each remaining share of Tocor II callable Common Stock ("Tocor II Shares") was converted into 2.88 shares of the Company's Common Stock through a merger of Tocor II into a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger, holders of Tocor II Shares at the time of the merger were required to surrender the certificates representing Tocor II Shares to an exchange agent in exchange for certificates representing Common Stock of the Company. Through December 31, 1996, stock certificates representing 357,000 shares of the Company's Common Stock had been delivered by the exchange agent in connection with the merger. If all of the remaining Tocor II Shares are surrendered to the exchange agent, stock certificates representing an additional 10,000 shares of the Company's Common Stock will be delivered. Shares of the Company's Common Stock into which the Tocor II Shares were converted by the merger are not classified as issued and outstanding until the delivery by the exchange agent of the stock certificate representing such shares. Warrants not tendered as part of Units in the exchange offer remain outstanding.

Note 14
OTHER INCOME (EXPENSES)

     The Company recorded a charge to earnings of $3,750,000 and $1,275,000 for the years ended December 31, 1995 and December 31, 1994, respectively, in connection with the settlement of certain litigation. During 1994 the Company recorded a charge to earnings of $3,649,000 representing an unrealized loss due to the other than temporary decline in the market value of marketable equity investments below the Company's cost for such investments. Other income (expenses) also includes the Company's equity share of the gain and/or losses of an investee company.

                  Notes to Consolidated Financial Statements

Note 15
INCOME TAXES

     The components of the deferred tax assets are as follows as of December 31, 1996 and 1995 (in thousands):

                                    1996        1995
                                 ----------  ----------

     Tax credits                 $   7,216   $   5,424
     Loss carryforwards            237,401     229,855
     Acquired research              25,499      30,357
     Deferred R&D expense           16,385           -
     Facilities and equipment        2,207       2,326
     Depreciation                    1,050         977
     Investments                     1,553       1,553
                                 ---------   ---------
     Total                         291,311     270,492
     Valuation reserve            (291,311)   (270,492)
                                 ---------   ---------
     Net deferred tax assets     $       -   $       -
                                 =========   =========

     At December 31, 1996, the Company had research and development, orphan drug and other tax credits of approximately $6,835,000 substantially all with expiration dates ranging from 1999 to 2011, and minimum tax credits of approximately $381,000 which do not expire.

     Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at December 31, 1996.

     Of the $291 million valuation allowance at December 31, 1996, $14.5 million relating to deductions for non-qualified stock options will be credited to paid-in-capital if realized. Included in loss carryforwards at December 31, 1996 are unused foreign tax subsidies that may be used to offset foreign taxable income of approximately $23 million. The Company had net operating loss carryforwards available in the United States for federal income tax purposes of approximately $609 million which will begin to expire at various dates from the year 2005 to 2011. Net operating loss carryforwards may also be subject to various annual and other limitations on the amounts to be utilized.

Note 16
LEASES

     The Company is lessee under various non-cancelable operating leases, covering certain of the Company's facilities and equipment. The facility leases generally provide for the Company to pay all taxes and operating costs associated with the facility.

                  Notes to Consolidated Financial Statements

     The aggregate minimum rental commitments of leases are as follows:

     Years ending December 31,

          1997               $2,677,000
          1998                1,909,000
          1999                1,459,000
          2000                  750,000
          2001                  709,000
          Thereafter          3,446,000

     Rent expense was $3,162,000, $3,308,000 and $3,189,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

Note 17
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     Interest paid was $12,615,000, $18,358,000 and $19,192,000, in 1996, 1995,
and 1994, respectively.

     Income tax payments of $13,000, $9,000 and $19,000 were made in 1996, 1995 and 1994, respectively.

     In 1996, in consideration of the amendment to the Sales and Distribution Agreement and other activities in connection with commercialization and market development of ReoPro, Centocor issued 920,716 common shares to Lilly.

     In 1996 and 1995, the Company had unrealized gains on its equity investments of $2,342,000.

     In 1994, the Company issued 7,014,000 shares of Common Stock, resulting in a noncash increase to additional paid-in capital of $25,643,000 and acquired cash and short-term investments of $50,124,000 in connection with an exchange offer more fully described in Note 13.

Note 18
QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands except per share data)

Three Months Ended           March 31    June 30   September 30   December 31
                             --------    -------   ------------   -----------

1996
  Total revenues              $21,882   $ 30,586       $ 39,179      $ 43,838
  Sales                        21,710     29,526         38,309        42,585
  Gross profit from sales      11,156     14,972         20,657        24,251
  Net income (loss) (1)        (9,698)    (4,323)        (1,635)        2,893
  Net income (loss)
   per share (2)              $  (.16)  $   (.06)      $   (.02)     $    .04

                  Notes to Consolidated Financial Statements

Three Months Ended           March 31    June 30   September 30   December 31
                             --------    -------   ------------   -----------

1995
  Total revenues              $23,995   $ 20,754       $ 19,155      $ 15,012
  Sales                        19,319     17,754         15,860        12,068
  Gross profit from sales      10,694      9,683          8,589         6,869
  Net loss (3) and (4)         (8,242)   (17,309)       (12,155)      (19,426)
  Net loss per share (2)      $  (.14)  $   (.30)      $   (.21)     $   (.33)


(1) During the second quarter of 1996, the Company recorded a net gain on the extinguishment of debt of $705,000.
(2) The computation of earnings or loss per share in each period is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. Fully diluted net income or loss per share is not materially different from primary net income or loss per share.
(3) During the second quarter of 1995, the Company recorded a reserve of $3,750,000 relating to the settlement of litigation.
(4) During the fourth quarter of 1995, the Company recorded charges of $1,642,000 relating to severance costs.

Note 19
OTHER CHARGES

     In 1995, the Company recorded a charge of $1,642,000 representing severance costs in connection with the downsizing of its workforce. In 1994, the Company elected to buyout a future royalty obligation and, as a result, recorded a charge of $17,098,000 representing such buyout. Additionally in 1994, the Company recorded a charge of $7,870,000 in connection with the write-down of certain facilities and equipment. At the Company's present level of operations, the Company currently maintains idle facilities and equipment at its Malvern location. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that reserves to further reduce the carrying value of certain fixed assets, other royalty buyout arrangements, or other charges will not be required in the future.

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

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Centocor, Inc.:

We have audited the accompanying consolidated balance sheets of Centocor, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centocor, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
January 31, 1997 except for paragraph 3 of Note 3 which is as of March 4, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not Applicable


                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In accordance with General Instruction G(3), the information called for by Items 10, 11, 12 and 13 of Part III are incorporated herein by reference from the Company's definitive Proxy Statement for the Centocor Annual Meeting of Shareholders to be held on May 14, 1997, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     a.   Documents filed as part of the Report:

          i.   Financial Statements of Centocor Partners III, L.P.:

               Balance Sheets, December 31, 1996 and 1995.

               Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

               Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

               Statements of Partners' Capital for the Years Ended December 31, 1996, 1995 and 1994.

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

                    3.9 Articles of Amendment filed April 21, 1988 (incorporated by reference to Exhibit 3.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) .

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

                    4.2 Rights Agreement between Centocor, Inc. and the First National Bank of Boston as Rights Agent dated September 26, 1988 (incorporated by reference to
                           Exhibit 4 to Registrant's Current Report on Form 8-K dated September 26, 1988).

                    4.3 Form of Indenture between Centocor, Inc. and Chase Manhattan Trustees Limited as Trustee Dated as of October 16, 1991 (incorporated by reference to
                           Exhibit 4.3 to Form S-3 Registration Statement, Reg. No. 33-44231).

                    4.4 Form of Debenture Issued to Purchasers of 6 3/4% Convertible Subordinated Debentures Due October 16, 2001 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement, Reg. No. 33-44231).

                    4.5 Form of Series T Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common Stock (incorporated by reference to Exhibit
                           4.2 to Amendment No. 4 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

                    4.6 Form of Callable Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common Stock (incorporated by reference to Exhibit
                           4.3 to Amendment No. 4 to Form S-1/S-3 Registration Statement of Tocor II and Centocor, Reg. No. 33-44072).

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

                    10.13 Indemnity Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

                    10.14 Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, and the Class C limited partner, dated December 23, 1987 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

                    10.15 Amendment dated March 23, 1988 to Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III and the Class C limited partner dated December 23, 1987 (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                    10.16 Series E, F and G Preferred Stock Purchase Agreement dated as of November 20, 1991 between Centocor Delaware, Inc. and Corvas International, Inc. (incorporated by reference to Exhibit 10.28 to Form S-1 Registration Statement of Corvas International, Inc. Reg. No. 33-44555).

                    10.17 Sales and Distribution Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1992).

                    10.18 Reimbursement Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to
                           Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

                    10.19 Investment Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to
                           Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

                    10.20 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B.V. and Eli Lilly and Company dated June 27, 1993. (The Registrant has requested confidential treatment from the Securities and

                           Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

                    10.21 Option Agreement between Centocor B.V. and Eli Lilly Nederland B.V. dated August 20, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to
                           Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

                    10.22 Deed of Mortgage from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1993).

                    10.23 Deed of Pledge from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1993).

                    10.24 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B. V. and Eli Lilly and Company dated July 26, 1996. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement).

                    10.25 Stock Purchase Agreement made as of December 16, 1993 by and between Centocor, Inc. and The Wellcome Foundation Limited (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

                    10.26 Supply, Distribution and Sales Agreement dated December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

                    10.27 Clinical and Regulatory Development Agreement dated December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

                    10.28 Centocor Technology License Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to
                           Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

                    10.29 Relicense Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

                    10.30 Appendix A - Glossary of Terms to each of the Agreements dated as of December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to
                           Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

                    10.31 First Supplemental Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15, 1994).

                    10.32 Wellcome Clinical Development Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15, 1994).

                    10.33 Distribution Agreement between Centocor, Inc. and Fujisawa Pharmaceutical Co. Ltd dated August 15, 1996. (Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement).

                    11     Computation of Earnings (Loss) per Common Share.

                    12     Statement re: Computation of Ratios.

                    21     Subsidiaries of the Registrant.

                    23     Consent of Independent Auditors.

                    27     Financial Data Schedule.

          *These exhibits constitute compensatory plans.

b. The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended December 31, 1996:

                       None

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

Centocor Partners III, L.P.
Balance Sheets
-------------------------------------------------------------------------------

                                             December 31,   December 31,
                                                 1996           1995
                                             -------------  -------------
Assets

 Cash                                         $    32,646    $     4,187
 Investment in joint venture                    3,677,478        618,011
                                              -----------    -----------
  Total Assets                                $ 3,710,124    $   622,198
                                              ===========    ===========

Liabilities

 Current liabilities:
  Accounts payable and accrued expenses       $    78,325    $    70,133
  Due to Centocor, Inc. (Note 7)                6,801,420      7,954,507
                                              -----------    -----------
                                                6,879,745      8,024,640
Partners' capital (Note 4)                     (3,169,621)    (7,402,442)
                                              -----------    -----------

  Total Liabilities and Partners' capital     $ 3,710,124    $   622,198
                                              ===========    ===========


See accompanying Notes to Financial Statements.

-------------------------------------------------------------------------------

Centocor Partners III, L.P.
Statements of Operations
-------------------------------------------------------------------------------

For the Years ended December 31,          1996            1995            1994
                                      -------------  --------------  --------------
Revenues:

 Equity in earnings of
 joint venture (Note 6)               $  7,850,936   $   1,269,919   $       4,490
                                      ------------   -------------   -------------

Costs and Expenses:

 Research and development (Note 7)      29,120,796      29,900,000      22,850,000
 General and administrative                131,794          23,548           4,500
                                      ------------    ------------    ------------
                                        29,252,590      29,923,548      22,854,500
                                      ------------    ------------    ------------

Loss for the period                   $(21,401,654)   $(28,653,629)   $(22,850,010)
                                      ============    ============    ============


See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

Centocor Partners III, L.P.
Statements of Cash Flows
--------------------------------------------------------------------------------

For the Years ended December 31,                      1996           1995           1994
                                                  ------------   ------------   ------------
Cash flows used for operating activities:

  Loss                                            $(21,401,654)  $(28,653,629)  $(22,850,010)
  Change in due to Centocor, Inc.                   (1,153,087)       957,381      2,863,000
  Change in accounts payable
     and accrued expenses                                8,192         27,726          4,500
  Change in investment in joint venture             (3,059,467)      (106,381)        (4,490)
                                                  ------------   ------------   ------------
  Net cash used for operating activities           (25,606,016)   (27,774,903)   (19,987,000)

Cash flows from financing activities:

  Distributions to partners                         (4,653,278)    (1,163,538)             -
  General partner capital contributions             30,287,753     28,942,628     19,987,000
                                                  ------------   ------------   ------------
  Net cash from financing activities                25,634,475     27,779,090     19,987,000
                                                  ------------   ------------   ------------

Increase in cash and cash equivalents                   28,459          4,187              -

Cash and cash equivalents at beginning of year           4,187              -              -
                                                  ------------   ------------   ------------

Cash and cash equivalents at end of year          $     32,646   $      4,187   $          -
                                                  ============   ============   ============


See accompanying Notes to Financial Statements.

-------------------------------------------------------------------------------

Centocor Partners III, L.P.
Statements of Partners' Capital
-------------------------------------------------------------------------------

                                      Limited           General
                                      Partners          Partner           Total
                                    ------------      ----------      -------------
Balance, December 31, 1993          $   470,452       $ (4,135,345)   $ (3,664,893)

Contributions                                 -         19,987,000      19,987,000
Loss                                        (10)       (22,850,000)    (22,850,010)
                                    ------------      -------------   -------------

Balance, December 31, 1994              470,442         (6,998,345)     (6,527,903)

Distributions                        (1,151,903)           (11,635)     (1,163,538)
Contributions                                 -         28,942,628      28,942,628
Income (Loss)                         1,233,530        (29,887,159)    (28,653,629)
                                    ------------      -------------   -------------

Balance, December 31, 1995              552,069         (7,954,511)     (7,402,442)

Distributions                        (4,606,745)           (46,533)     (4,653,278)
Contributions                                 -         30,287,753      30,287,753
Income (Loss)                         7,631,925        (29,033,579)    (21,401,654)
                                    ------------      -------------   -------------

Balance, December 31, 1996          $ 3,577,249       $ (6,746,870)   $ (3,169,621)
                                    ============      =============   =============


See accompanying Notes to Financial Statements.

-------------------------------------------------------------------------------

Centocor Partners III, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.   Basis of Presentation
     ---------------------

     Centocor Partners III, L.P. ("CPIII" or the "Partnership"), was formed in December 1987, and is managed by its general partner, Centocor Development Corporation III, a wholly owned subsidiary of Centocor, Inc. ("Centocor"), a Pennsylvania corporation, which is subject to the reporting requirements of the Securities Exchange Act of 1934. The Partnership was organized to develop and derive income from the sale of one therapeutic product (ReoPro) and one imaging product (Capiscint) which are expected to be used in the treatment and diagnosis, respectively, of two different types of cardiovascular disease.

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

     Centocor entered into a Partnership Purchase Option Agreement with each of the limited partners. On January 31, 1997, Centocor exercised its option to acquire the Class A and Class C limited partnership interests. In connection therewith, the general partner has terminated the research program and after the acquisition of the Class B limited partnership interests, which is expected to occur on or about May 1, 1997, the partnership is expected to dissolve. (See
Note 5)

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Investment in Joint Venture
     ---------------------------

     The Partnership accounts for its investment in the joint venture (see Note
6) under the equity method of accounting. The joint venture is expected to terminate in 1997 upon the occurrence of certain events. (See Note 5)

Centocor Partners III, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

3.   Contingencies
     -------------

     In July 1995, PaineWebber Development Corporation ("PaineWebber"), a wholly-owned subsidiary of PaineWebber Group, Inc., caused suit to be filed against Centocor and Centocor Development Corporation III ("CDCIII", the general partner of the Partnership and a wholly-owned subsidiary of Centocor) by a development partnership formed in the mid 1980s by PaineWebber and managed by it since then. The PaineWebber partnership, PaineWebber R&D Partners II, L.P.("PWR&DII"), an investor in the Partnership, filed suit in the Court of Chancery of the State of Delaware. In the complaint, the plaintiff seeks to sue derivatively on behalf of CPIII. The Partnership is named as a nominal defendant and Centocor and CDCIII are named as defendants against whom relief is sought. The claim is that at least $25 million of the money paid by Eli Lilly and Company ("Lilly") to Centocor in 1992 represented profits from the marketing of ReoPro, obligating Centocor to pay a portion thereof to the Partnership, and that Centocor is obligated to pay an increased percentage of the profits from ReoPro to the Partnership going forward. Centocor answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (since amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by a limited partner, John E. Abdo, against Centocor and CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of the Partnership, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. Centocor answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group, Inc., and PaineWebber, since amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The parties in the PWR&DII suit have considered ways and means to resolve the issues without further litigation. The Partnership incurred approximately $131,794 in legal expenses related to these suits in 1996 and cumulative legal expenses to date of approximately $155,000 as a result of being named a nominal defendant in the above suits.

     Under paragraph 7.8 of the Agreement of Limited Partnership, the Partnership is obligated, under certain conditions, to indemnify CDCIII and its officers and directors in respect of all fees,

Centocor Partners III, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

     CPIII is expected to terminate in 1997 pursuant to the purchase by Centocor of all limited partner interests. (See Note 5)

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

5.   Partnership Purchase Option
     ---------------------------

     On January 31, 1997, Centocor exercised its purchase option and made an advance payment to the Class A and Class C limited partners of $13,598,000 in the aggregate. Centocor plans to exercise its option to purchase the Class B limited Partnership interest by making a payment of $41,500 in the aggregate on or about May 1, 1997 at which time the joint venture will terminate.

     CPIII is expected to terminate on or around July 30, 1997 pursuant to the transfer of all limited partner interests to Centocor. Pursuant to the terms of the Partnership Purchase Agreement, Centocor will make future quarterly royalty payments to the former limited partners. For each quarter beginning with the first quarter of the year 2000, Centocor's payments to the former limited partners will be reduced by 25 percent of the amount otherwise payable to the former limited partners until Centocor has recouped the amount of the advance payment.

6.   Joint Venture
     -------------

     The Partnership and Centocor formed a joint venture for the purpose of commercializing any products developed within the Partnership's field of activity. The Joint Venture Agreement provided that Centocor manufacture the products on behalf of the joint venture for its actual costs of manufacturing. Under the Joint Venture Agreement, Centocor also provided marketing services for the joint venture for a commission of 17 percent of joint venture sales and received 10 percent of joint venture sales as reimbursement for its management and administrative services. The profits and losses of the joint venture are to be allocated approximately 75 percent to Centocor and 25 percent to the Partnership.

     The joint venture will terminate upon Centocor's exercise of the option to purchase the Class B limited Partnership interest.

     In July 1992, Centocor and Lilly entered into a Sales and Distribution Agreement later amended in June 1993. Under that Agreement, as amended in June 1993, Centocor is principally responsible for developing and manufacturing ReoPro, and Lilly will assist Centocor in the

Centocor Partners III, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

regulatory filings and continued development of ReoPro for various clinical indications. Also, in the event Centocor cannot manufacture ReoPro or under certain other circumstances, such as material breach of the agreement by or the bankruptcy of Centocor, Lilly has the option to assume the manufacture of ReoPro and assure the continued supply of the product, even to the extent of acquiring Centocor's related manufacturing assets at their independently appraised values.

     In June 1996, Centocor and Lilly amended the Sales and Distribution Agreement. Under this amendment, Lilly no longer has the right to buy ReoPro for resale in Japan; however, Lilly will maintain its exclusive right to buy and resell ReoPro in the rest of the world.

     In August 1996, Centocor entered into an agreement with Fujisawa Pharmaceutical Co., Ltd., appointing Fujisawa as the exclusive distributor of ReoPro in Japan. Centocor and Fujisawa will co-develop ReoPro in Japan and jointly file for Japanese product approval. Fujisawa shall bear all external costs associated with the clinical development of ReoPro in Japan.

     Through the joint venture, Centocor commenced sales of ReoPro to Lilly in January 1995. ReoPro sales to Lilly for the twelve months ended December 31, 1996 were $88,669,000. The level of sales of ReoPro will depend upon a number of factors, including the timing and extent of additional regulatory approvals for ReoPro, approval and commercialization of competitive products, the degree of acceptance of ReoPro in the marketplace, and the strength of Centocor's patent position and that of others.

7.   Research Funding
     ----------------

     The initial funding by the limited partners for the Partnership's research program pursuant to the Development Agreement with Centocor was exhausted in 1990. In order to continue the research program, the Partnership extended the terms of the Development Agreement with Centocor. Approximately $143,383,000 of the Partnership's research costs through December 31, 1996 were funded by the general partner. At December 31, 1996 and 1995, approximately $6,801,000 and $7,955,000, respectively, were due to Centocor for expenditures under the Development Agreement. Pursuant to Centocor's purchase of the Class A and Class C limited partner interests as per Note 5, the General Partner has terminated the research program in accordance with the Development Agreement.

                          INDEPENDENT AUDITORS' REPORT


The Partners of Centocor Partners III, L.P.:

We have audited the accompanying balance sheets of Centocor Partners III, L.P. ("the Partnership") as of December 31, 1996 and 1995, and the related statements of operations, cash flows and partners' capital for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As disclosed in Notes 1 and 5 to the financial statements, on January 31, 1997, Centocor exercised its option to acquire the Class A and Class C limited Partnership interests. In connection therewith, the general partner has terminated the research program and after the acquisition of the Class B limited Partnership interests, which is expected to occur on or about May 1, 1997, the Partnership is expected to dissolve.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centocor Partners III, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP



Philadelphia, Pennsylvania
January 31, 1997

                                                                     Schedule II
                        CENTOCOR, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)

                    Balance    Charged to               Balance   Charged to             Balance   Charged to              Balance
                      at       Costs and                   at     Costs and                at      Costs and                 at
Classification      12/31/93   Expenses    Deductions   12/31/94  Expenses   Deductions  12/31/95  Expenses    Deductions  12/31/96
--------------      --------   ---------   ----------   --------  ---------- ----------  --------  ----------  ----------  --------

Inventory Reserves   $64,743    $3,609      ($53,472)    $14,880   $2,094     ($15,938)   $1,036    $662        ($357)     $1,341
                   ================================================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CENTOCOR, INC.

February 28, 1997             By:   /s/   David P. Holveck
                                  --------------------------------
                                 David P. Holveck,
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURES                            TITLE                       DATE
------------------------         -------------------------------    ------------------
/s/ Hubert J. P. Schoemaker      Director, Chairman of the Board    February 28, 1997
-----------------------------
HUBERT J. P. SCHOEMAKER


/s/ David P. Holveck             President, Chief Executive          February 28, 1997
-----------------------------
DAVID P. HOLVECK                 Officer, and Director


/s/ Dominic J. Caruso            Vice President-Finance and          February 28, 1997
-----------------------------    Chief Financial Officer and
DOMINIC J. CARUSO                Acting General Manager Diagnostics
                                 Division (principal financial and
                                 accounting officer)

/s/ Anthony B. Evnin             Director                            February 28, 1997
-----------------------------
ANTHONY B. EVNIN

/s/ William F. Hamilton          Director                            February 28, 1997
-----------------------------
WILLIAM F. HAMILTON

/s/ Antonie T. Knoppers          Director                            February 28, 1997
-----------------------------
ANTONIE T. KNOPPERS

/s/ Ronald A. Matricaria         Director                            February 28, 1997
-----------------------------
RONALD A. MATRICARIA

/s/ Richard D. Spizzirri         Director                            February 28, 1997
-----------------------------
RICHARD D. SPIZZIRRI

/s/ Lawrence Steinman            Director                            February 28, 1997
-----------------------------
LAWRENCE STEINMAN

/s/ Jean C. Tempel               Director                            February 28, 1997
-----------------------------
JEAN C. TEMPEL

                                 EXHIBIT INDEX


Exhibit
Number
------

 10.24              AMENDMENT TO SALES AND DISTRIBUTION AGREEMENT

 10.33              DISTRIBUTION AGREEMENT

    11              Computation of Earnings Per Common Share

    12              Statement re:  Computation of Ratios

    21              Subsidiaries of the Registrant

    23              Consent of Independent Auditors

    27              Financial Data Schedule