Form 10-Q
period 1997-03-31
CENTOCOR INC
filed 1997-05-14
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-2117202
-----------------------------------           ----------------------------------
   (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                        Identification No.)


200 Great Valley Parkway          Malvern, Pennsylvania      19355-1307
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

Shares of Common Stock outstanding at May 1, 1997 were 69,663,123.

PART I: FINANCIAL INFORMATION
-----------------------------
ITEM 1: FINANCIAL STATEMENTS


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                             (Unaudited)
                                                               MARCH 31,          December 31,
                                                              1997                   1996
--------------------------                               ----------------     -----------------
ASSETS

CURRENT ASSETS:


        Cash and cash equivalents  (Notes 4 and 7)              $ 29,852              $ 55,953
        Short-term investments (Notes 4 and 7)                   129,939               120,362
        Accounts and contracts receivable                         32,651                27,440
        Interest receivable                                        1,965                 2,147
        Inventory (Note 5)                                        24,186                23,815
        Prepaid expenses                                           2,961                 4,279
        Other current assets                                         962                   752
                                                         ----------------     -----------------
                                                                 222,516               234,748



PROPERTY, PLANT AND EQUIPMENT:
        Land and buildings                                        70,142                71,607
        Equipment, furniture, fixtures and
           improvements                                           67,511                69,884
                                                         ----------------     -----------------
                                                                 137,653               141,491
        Less accumulated depreciation                            (78,348)              (79,954)
                                                         ----------------     -----------------
                                                                  59,305                61,537

LONG-TERM INVESTMENTS (NOTE 4)                                    12,254                 9,502

INTANGIBLE AND OTHER ASSETS (NOTE 6)                              49,113                35,334
                                                         ----------------     -----------------

            TOTAL ASSETS                                        $343,188              $341,121
                                                         ================     =================

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (IN THOUSANDS)

                                                     (Unaudited)
                                                      MARCH 31,    DECEMBER 31,
                                                        1997           1996
--------------------------------------              -------------  -------------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:

          Accounts payable                                $7,647         $9,543
          Accrued expenses                                32,330         28,940
          Unearned revenues                                    -            100
          Notes payable (Note 7)                           6,383          6,897
                                                    -------------  -------------
                                                          46,360         45,480

LONG-TERM DEBT (NOTE 7)                                   54,765         54,765


OTHER LIABILITIES                                          1,170          1,127

MINORITY INTEREST                                              -          3,839

SHAREHOLDERS' EQUITY (NOTES 2, 3 AND 7):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued              -              -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            69,662 and 69,177 issued and
            outstanding at March 31, 1997
            and December 31, 1996, respectively              697            692
         Additional paid-in capital                    1,054,335      1,050,062
         Accumulated deficit                            (818,331)      (821,602)
         Unrealized gain on marketable
            securities                                     2,259          2,342
         Cumulative foreign currency
            translation adjustments                        1,933          4,416
                                                    -------------  -------------
                                                         240,893        235,910
                                                    -------------  -------------
              TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY                    $343,188       $341,121
                                                     ============   ============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)

  ----------------------------------------------------------------------------
  For the three months ended March 31,                    1997       1996
  ----------------------------------------------------------------------------
  REVENUES:
    Sales                                                 $44,936     $21,710
    Contracts                                                 100         172
                                                        ----------  ----------
                                                           45,036      21,882

  COSTS AND EXPENSES:
    Cost of sales                                          17,806      10,554
    Research and development                               14,337      12,548
    Marketing, general and administrative                   9,796       7,403
                                                        ----------  ----------
                                                           41,939      30,505

  OTHER INCOME (EXPENSES):
    Interest income                                         2,154       2,265
    Interest expense                                         (997)     (3,267)
    Other income (expenses)                                  (913)        (73)
                                                        ----------  ----------
                                                              244      (1,075)
                                                        ----------  ----------

  INCOME (LOSS) BEFORE INCOME TAXES                         3,341      (9,698)

  PROVISION FOR INCOME TAXES                                   70           -
                                                        ----------  ----------

  NET INCOME (LOSS)                                        $3,271     ($9,698)
                                                         =========   =========

  NET INCOME (LOSS) PER SHARE                               $0.05      ($0.16)
                                                         =========   =========

  Weighted average common and dilutive equivalent
    shares outstanding                                     71,659      59,944
                                                         =========   =========

    See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (unaudited)

--------------------------------------------------------------------------------
  For the three months ended March 31,                       1997        1996
--------------------------------------------------------------------------------
  Cash flows used for operating activities:
    Net income (loss)                                        $3,271    ($9,698)
    Adjustments to reconcile net income (loss) to net cash
      used for operating activities:
       Provisions for depreciation and amortization           3,894      3,647
       Amortization of deferred income                            -        (60)
       Other                                                 (1,126)       375
       Changes in assets and liabilities:
             Accounts and contracts receivable               (6,733)    (7,342)
             Interest receivable                                181     (1,230)
             Inventory                                       (1,793)      (216)
             Prepaid expenses                                   325       (723)
             Other current assets                              (261)      (292)
             Intangible and other assets                    (13,909)      (525)
             Accounts payable                                (1,570)      (781)
             Accrued expenses and other liabilities           3,164        213
             Other long-term liabilities                        (57)       (49)
                                                        ------------ ----------
      Net cash used for operating activities                (14,614)   (16,681)

  Cash flows used for investing activities:
    Purchases of investments                               (116,695)   (27,505)
    Sales of investments                                    102,869     24,740
    Purchases of fixed assets                                (1,856)      (637)
                                                        ------------ ----------
      Net cash used for investing activities                (15,682)    (3,402)

  Cash flows from financing activities:
    Net proceeds from issuance of Common Stock relating
     to public offering                                           -    125,916
    Net proceeds from other issuances of Common Stock         3,958     11,500
    Reduction of long-term debt and notes payable                 -       (229)
                                                        ------------ ----------
      Net cash from financing activities                      3,958    137,187
  Effect of foreign currency translation                        237       (121)
                                                        ------------ ----------

  Net (decrease) increase in cash and cash equivalents      (26,101)   116,983
  Beginning cash and cash equivalents                        55,953     16,002
                                                        ------------ ----------
  Ending cash and cash equivalents                          $29,852   $132,985
                                                        ============ ==========

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

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in Centocor, Inc.'s audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at March 31, 1997 and December 31, 1996 and the consolidated results of operations for the three months ended March 31, 1997 and 1996 and consolidated cash flows for the three months ended March 31, 1997 and 1996. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

   The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ending December 31, 1997, sales of the Company's products, primarily ReoPro, would be expected to generate sufficient revenue to result in positive cash flow for the year. However, due to the Company's capital expenditure plans to support expected increases in its manufacturing activities, the Company does not expect product sales to generate positive cash flow for the year ending December 31, 1997. Under the Company's strategy of entering into collaborative

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the Food and Drug Administration, ("FDA") or other regulatory approvals expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including the Company's cA2, (infliximab) anti-inflammatory agent, will have a material adverse effect on the Company.

   Legal Proceedings
   -----------------

   In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Eli Lilly and Company, ("Lilly"). Over the course of the litigation, plaintiff asserted eleven different claims for relief and the Company asserted affirmative defenses and a counterclaim against Velos with respect to the license agreement. After rulings on motions for summary judgment filed by both sides, the majority of plaintiff's claims were dismissed. The case proceeded to trial on February 18, 1997 on plaintiff's four remaining claims under the license agreement and on the Company's affirmative defenses and counterclaim. The parties agreed that plaintiff's claim for attorneys fees under the license agreement would be severed to await the outcome of the trial. On March 4, 1997, the jury returned a verdict which, if it were to become the final judgment of the Court, would render the Company liable to pay plaintiff approximately $4,000,000 plus interest and fees and expenses pursuant to the license agreement. The Company and its counsel believe the jury's findings are not supported by the evidence and law and have filed post-trial motions, and, if necessary, will file an appeal. Accordingly, no provision has been made in the accompanying financial statements for this matter. The Company believes that the allegations of Velos are without merit and intends to continue vigorously to defend this suit.

   On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P. Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor and Tocor II Inc. ("Tocor II") was filed in the Court of Common Pleas of Chester County, Pennsylvania. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


acceptance of the exchange offer, and failing to maximize shareholder value.
The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and award of damages (including rescissionary damages), costs and plaintiff's counsel fees. Plaintiff took no additional action to obtain an injunction and the exchange offer was made and consummated. Plaintiff's motion for class certification was denied, plaintiff petitioned for rehearing and that motion has been denied. No trial date has been fixed. The Company believes that the allegations set forth in the complaint are without merit and intends to vigorously defend this suit.

   In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and, purchased the Class B limited partnership interest in CPIII in May 1997.

   The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid.
The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit has been refiled in the Delaware Superior Court. Discovery is beginning and plaintiff has moved for certification of a class of all former limited partners of CPII, which the Company has opposed. Prior to the dismissal of the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. That suit will be held in abeyance and plaintiff has been allowed to intervene in the Delaware action. The Delaware action has been scheduled for trial in early 1998. The Company believes that the allegations regarding Centocor in these actions are without merit and intends to vigorously defend them.

   The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25 million

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The parties in these suits are considering ways and means to resolve the issues without further litigation.

   While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.

   Royalties
   ---------

   The Company is required to make certain future payments to the former limited partners of Centocor Cardiovascular Imaging Partners, L.P. ("CCIP"), CPII and CPIII based on sales of products developed by each of the respective partnerships.

   Centocor had an exclusive option to purchase the limited partnership interests in CPIII. In January 1997, the Company exercised this option and made an advance payment of approximately $13,598,000 in cash to the Class A and Class C limited partners of CPIII. The Company recorded the $13.6 million advance payment to the partners of CPIII as a prepaid royalty, a component of intangible and other assets.

   The Company has entered into agreements to support research at certain research institutions.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


Note 4
CASH EQUIVALENTS AND INVESTMENTS

   Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Securities that the Company does not intend to hold to maturity are classified either as "available for sale" or as "trading" and are carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on specific securities classified as trading are reported as a component of Other income (expenses).

   At March 31, 1997, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                          Carrying         Unrealized          Fair
                                           Value        Gains     (Losses)     Value
                                         ----------    -------    --------   --------
Trading securities:
 Securities and obligations of
   the U.S. Treasury and other
   U.S. government agencies              $20,993        $    -     $(146)     $20,847
 Other short-term obligations                576             -        -           576
 Corporate bonds and
   commercial paper                        8,543             -       (40)       8,503
                                           -----            ---      ----       -----
                                         $30,112        $    -     $(186)     $29,926
                                          ======            ===     =====      ======

                                                             Estimated
                                        Adjusted             Unrealized      Carrying
                                          Cost           Gains    (Losses)     Value
                                        --------        -------    ------   ---------
Investments available for sale:
   Equity securities                     $ 6,022         $2,259    $   -      $ 8,281
                                          ======          =====     =====       =====

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------


                                                        Estimated
                                       Carrying         Unrealized                Fair
                                        Value       Gains       (Losses)          Value
                                      ----------   ---------   ------------    -----------
Investments held to maturity:
 Securities and obligations of
   the U.S. Treasury and other
   U.S. government agencies            $119,393       $ 28       $   (118)      $119,303
 Certificates of deposit                  8,103          -             -           8,103
                                          -----        ----        -------         -----
                                       $127,496       $ 28       $   (118)      $127,406
                                        =======        ====        =======       =======


   At March 31, 1997, these securities were classified as follows (in thousands):

   Cash equivalents                    $ 23,510
   Short-term investments               129,939
   Long-term investments                 12,254
                                       --------
                                       $165,703
                                       ========

   The Company has agreed to maintain investments with fair values of $7,260,000 as of March 31, 1997 at the lending bank as collateral for loans from that bank. See Note 7 - Debt.

Note 5
INVENTORY

   Inventory consists of the following (in thousands):



                         March 31,             December 31,
   December 31,            1997                    1996
                        ------------           ------------
   Raw materials           $ 5,279                $ 5,824
   Work in process          10,334                  7,948
   Finished goods            8,573                 10,043
                           -------                -------
                          $ 24,186                $23,815
                           =======                =======

   Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
       ----------------------------------------------------------------

Note 6
INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following: (in thousands):

                                   March 31,      December 31,
                                     1997             1996
                                   ---------      ------------
     Licenses                        $ 5,846           $ 5,378
     Goodwill                          5,072             5,158
     Debt issuance costs                 716               755
     CPIII advance payment            13,598                 -
     Deferred charges                 22,870            23,026
     Other                             1,011             1,017
                                     -------           -------
                                     $49,113           $35,334
                                     =======           =======

     Deferred charges at March 31, 1997 and December 31, 1996 include a prepayment of future royalties and a prepayment associated with the commercialization and market development of ReoPro. An advance payment of $13,598,000 was made in January 1997 to the former Class A and Class C limited partners of CP III.

     Licensing agreements, goodwill and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.


Note 7
DEBT

     Notes Payable

     Notes payable at March 31, 1997 and December 31, 1996 consists of $6,383,000 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 3.644 percent per annum at March 31, 1997, payable in Dutch guilders no later than September 27, 1997. These borrowings are secured by investments at the lending bank of $7,260,000.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
       ----------------------------------------------------------------

     Long-term debt

     6 3/4% Convertible Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6 3/4% Convertible Debentures due October 16, 2001. The 6 3/4% Convertible Debentures were initially convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6 3/4% Convertible Debentures are redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 102 percent of the principal amount. The Company may be required to redeem the 6 3/4% Convertible Debentures at their principal amount at the option of the holders in certain limited circumstances, including a change in control of the Company.

     In the second quarter of 1996, the Company purchased $70,235,000 of its 6 3/4% Convertible Debentures which were subsequently retired. At March 31, 1997 and December 31,1996, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding and are convertible into approximately 898,000 shares of the Company's Common Stock.


Note 8
INCOME TAXES

     A provision for income taxes of $70,000 was recorded for the three months ended March 31, 1997 representing current federal income taxes. Realization of net deferred tax assets related to the Company's loss carryforwards and other items is dependent on future earnings, which remain uncertain and therefore the Company recorded a reserve against the asset of approximately $294,000,000. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of these losses may be limited. The Company will assess the adequacy of the valuation allowance at each balance sheet date based on all available information at that time.

Note 9
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     There was no interest paid for the three months ended March 31, 1997 as compared to $4,516,000 paid for the three months ended March 31, 1996 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 2001 into the Company's Common Stock and the repayment of mortgage loans in Europe.

     Income tax payments for the three months ended March 31, 1997 and 1996 were approximately $81,000 and $4,600, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

  General

     Any statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects, certain of which are described more fully below.

     Centocor is a biotechnology company whose mission is to develop and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human health care. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies and DNA-based products.

     The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Historically, the Company's product sales have not produced sufficient revenues to cover the Company's operating expenses. Consequently, the Company has experienced substantial operating losses. The Company's financial results have progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter. The Company expects that its sales of therapeutic and diagnostic products in 1997 will provide sufficient revenues to cover operating expenses resulting in net income for the year.

     The Company commenced commercial sales of two therapeutic products in 1995:
ReoPro in January 1995 and Panorex in February 1995. Because of positive findings at interim analyses, in December 1995 the Company halted two clinical trials of ReoPro designed to expand its authorized use. The Company filed for regulatory approvals in the United States for the expanded indications in February 1997 and filed for additional regulatory approvals in Europe in April 1997. The level of the Company's research and development expenses has been primarily dependent upon the extent of clinical trial activity. Further, the impact on the level of future ReoPro sales based upon the early termination of these two trials will depend upon the timing and extent of any future regulatory approvals and the degree of market acceptance of ReoPro.

  Three months ended March 31, 1997 compared to the three months ended March 31, 1996

     The increase in sales for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is principally due to the increase in sales of ReoPro.

     The Company is highly dependent upon the ability of its marketing partners to develop and

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

expand the markets for both ReoPro and Panorex. For the three months ended March 31, 1997, ReoPro sales to Lilly were $35,263,000 and Lilly's announced sales to end-users were $51,700,000. For the three months ended March 31, 1996 sales to Lilly were $9,924,000 and Lilly's announced sales to end-users were $22,800,000. For the three months ended March 31, 1997, the Company's sales of Panorex to Glaxo Wellcome plc ("Glaxo Wellcome") were $929,000 as compared to $1,439,000 for the three months ended March 31, 1996. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end sales to increase in 1997 as market acceptance continues to grow and therefore the Company expects its sales of ReoPro to Lilly to increase in 1997 over 1996 levels. Panorex end sales in 1997 are also expected to increase as compared to 1996 but Panorex sales to Glaxo Wellcome in 1997 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the three months ended March 31, 1997 were $8,744,000 as compared to $10,347,000 for the three months ended March 31, 1996. The decrease in sales for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily related to a 1996 stocking order to a customer and the reduction in the sales price of certain of the Company's diagnostic products. Diagnostic product sales in 1997 are expected to be at least at the same level as sales levels achieved in 1996.

     The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, the availability of production capacity, as well as the continued availability of necessary intermediate inputs into the production process, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace. For the Company's diagnostic products, the level of sales is also dependent upon the extent of and timing of reagent sales to marketing partners developing new automated instruments, as well as the mix of completed diagnostic kit sales and sales of antibody to collaborative partners who pay the Company for such antibody upon sales of their respective diagnostic kits incorporating the Company's antibody. The Company is currently attempting to expand its diagnostic distribution channels to include additional distributors on a non-exclusive basis and the Company further expects that current distributors of its kits may increase sales of their respective diagnostic kits incorporating the Company's antibodies, which the Company expects will result in reduced sales prices on certain diagnostic products. The Company's revenues from sales of antibodies to partners are lower than revenues from sales of its completed diagnostic kits.

     The Company is also evaluating a number of business strategies to expand and support both its therapeutic and diagnostic products and product candidates including, but not limited to, access to instruments primarily in the diagnostics area, directly participating in the promotion and marketing of certain of the Company's products and product candidates and expanding the Company's production capabilities. In order to implement such strategies the Company may need to secure financing from the equity markets or from bank relationships. There can be no assurance that such financing will be

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

available or that these business strategies, or any others, if implemented will be successful in achieving increased product sales for the Company's therapeutic and diagnostic products and product candidates.

     Cost of sales increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due primarily to the increased sales of ReoPro. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1997, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the three months ended March 31, 1997 increased as compared to the three months ended March 31, 1996 due principally to increased clinical trial activities to expand the indications for ReoPro and the continued development of the Company's cA2 (infliximab) anti-inflammatory agent. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1997 as compared to 1996 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, the use of ReoPro in conjunction with stents and in stroke. In addition, clinical trial activities for cA2, primarily phase III trials for the Crohn's and severe rheumatoid arthritis indications are expected to begin in 1997. The Company also expects to incur additional clinical trial expenses in 1997 in support of continued Panorex development primarily in the United States and Europe.

     Marketing, general and administrative expenses for the three months ended March 31, 1997 increased as compared to the three months ended March 31, 1996 due principally to ReoPro and cA2 market development efforts and litigation expenses. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to 1996 levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products or directly undertakes the promotion, marketing and sale of any of its therapeutic or diagnostic products. Marketing, general and administrative expenses are expected to increase in 1997 as compared to 1996 due primarily to the Company's increased investment in market development for its therapeutic and diagnostic products.

     Interest income decreased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due principally to a decrease in the interest rates obtained on the Company's cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense decreased for the three months ended March 31, 1997 as compared to the three

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

months ended March 31, 1996 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe. Interest expense in future periods will depend upon the level of debt outstanding.

     Other income (expenses) increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to an increase in Centocor's share of the losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

     The Company expects its effective tax rate in 1997 to range between 2% and 5%. The effective tax rate in 1997 is heavily influenced by the ability of the Company to use net operating loss carryforwards or other potential tax benefits from prior years to offset its future tax liability.


PER SHARE CALCULATIONS

     At March 31, 1997, approximately 3,965,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. When dilutive, options and warrants are included as share equivalents using the treasury stock method. The approximately 898,000 shares issuable upon conversion of the 6 3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

     The shares issuable upon conversion of the 6 3/4% Convertible Debentures were not included in the per share calculations for the periods presented since to do so would have been antidilutive. In March 1996, the Company completed a public offering of 4,025,000 shares, in April 1996 the Company issued 3,450,000 shares as a result of the conversion of the Company's 7 1/4% Convertible Notes and in July 1996, the Company issued 920,716 shares in connection with its agreements with Lilly. These shares have been included in the per share calculations and, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 6 3/4% Convertible Debentures in its calculations of per share data for such periods if the effect would be dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("Statement 128"). This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Had Statement 128 been adopted for the first quarter of 1997, basic and diluted EPS would have been computed as follows (in thousands, except per share amounts):

                                               Income         Share      Per Share
                                             (Numerator)  (Denominator)   Amount
                                             -----------  -------------  ---------
Basic EPS                                        $3,271      69,517          $0.05
Incremental shares from assumed
exercise of dilutive options and warrants             -       2,142              -
                                             ----------      ------      ---------

Diluted EPS                                      $3,271      71,659          $0.05
                                             ==========      ======      =========

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

     The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ending December 31, 1997, sales of the Company's products, primarily ReoPro, would be expected to generate sufficient revenue to result in positive cash flow for the year. However, due to the Company's capital expenditure plans to support expected increases in its manufacturing activities, the Company does not expect product sales to generate positive cash flow for the year ending December 31, 1997. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the Food and Drug Administration, ("FDA") or other regulatory approvals expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including cA2, will have a material adverse effect on the Company.

     At March 31, 1997, the Company had cash, cash equivalents and investments of $172,045,000, including equity investments of $8,281,000. For the three months ended March 31, 1997, the Company

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

had negative cash flows from operations of $14,614,000 primarily related to the advance payment of $13,598,000 to the Class A and Class C limited partners of CPIII in January 1997. The Company's total cash flows for the three months ended March 31, 1997 included the receipt of $3,958,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options. At March 31,1997 the Company has a note payable of $6,383,000 which is secured by investments at the lending bank of $7,260,000. The Company's total cash, cash equivalents and investments decreased by $13,772,000 from December 31, 1996, principally as a result of the negative cashflows from operations. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1997.

     Accounts Receivable at March 31, 1997 increased as compared to December 31, 1996 due to increased sales of ReoPro to Lilly.

     Inventory at March 31, 1997 increased as compared to December 31, 1996 due primarily to the increase in production of ReoPro.

     Gross property, plant and equipment at March 31, 1997 decreased as compared to December 31, 1996, principally due to the impact of exchange rates on property and equipment denominated in foreign currencies partially offset by the investment of $1,856,000 for the purchase of property and equipment. The Company expects to increase its investments in property, plant and equipment by up to approximately $30,000,000 in 1997 to support its manufacturing capacity expansion plans. Presently, the Company also maintains certain idle or under-utilized facilities. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that losses resulting from sales, or reserves to reduce the carrying value, of certain fixed assets will not be required in the future.

     Long-term investments at March 31, 1997 increased as compared to December 31, 1996 principally due to the purchase of securities with maturities in excess of one year classified as held to maturity.

     Intangible and other assets at March 31, 1997 increased as compared to December 31, 1996 resulting primarily from the advance payment to the Class A and Class C limited partners of CPIII in January 1997.

     The Company has entered into indemnity agreements with the former limited partners of CCIP, CPII and CPIII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

LEGAL PROCEEDINGS

     The Company is subject to certain litigation, as more fully described in
Note 2 to the Company's Consolidated Financial Statements. While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that such legal proceedings will not have a material adverse effect on the Company.

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

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               11   Computation of Earnings (Loss) per Common Share

          (b)  Reports on Form 8-K
               -------------------
               The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended March 31, 1997:

               Date of Report                     Item Covered
               --------------                     ------------

                    None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Centocor, Inc.
                                   (Registrant)


Date:          May 14, 1997        /s/ David P. Holveck
                                   -----------------------------------
                                   David P. Holveck
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:          May 14, 1997        /s/ Dominic J. Caruso
                                   -----------------------------------
                                   Dominic J. Caruso
                                   Vice President- Finance
                                   and Chief Financial Officer and
                                   Acting General Manager Diagnostics
                                   Division (principal financial and
                                   accounting officer)