Form 10-Q
period 1997-06-30
CENTOCOR INC
filed 1997-08-14
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Pennsylvania                                   23-2117202
------------------------------------            ------------------------------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)


   200 Great Valley Parkway         Malvern, Pennsylvania         19355-1307
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                  610-651-6000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Shares of Common Stock outstanding at August 1, 1997 were 69,788,241.

Part I: Financial Information
-----------------------------
Item 1: Financial Statements


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                            (Unaudited)
                                                              June 30,         December 31,
                                                                1997              1996
------------------------------------                        -------------    --------------
ASSETS

CURRENT ASSETS:

         Cash and cash equivalents  (Notes 4 and 8)              $56,364           $55,953
         Short-term investments (Notes 4 and 8)                  105,782           120,362
         Accounts and contracts receivable                        49,729            27,440
         Interest receivable                                       1,754             2,147
         Inventory (Note 5)                                       21,324            23,815
         Prepaid expenses                                          1,956             4,279
         Other current assets                                         64               752
                                                            -------------    --------------
                                                                 236,973           234,748

PROPERTY, PLANT AND EQUIPMENT:
         Land and buildings                                       69,402            71,607
         Equipment, furniture, fixtures and
            improvements                                          68,043            69,884
                                                            -------------    --------------
                                                                 137,445           141,491
         Less accumulated depreciation                           (77,048)          (79,954)
                                                            -------------    --------------
                                                                  60,397            61,537

LONG-TERM INVESTMENTS (NOTE 4)                                     7,708             9,502

INTANGIBLE AND OTHER ASSETS (NOTE 6)                              61,027            35,334
                                                            -------------    --------------

             TOTAL ASSETS                                       $366,105          $341,121
                                                            =============    ==============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (IN THOUSANDS)

                                                           (Unaudited)
                                                            June 30,     December 31,
                                                              1997           1996
----------------------------------------                  -------------  -------------
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:

          Accounts payable                                      $7,887         $9,543
          Accrued expenses                                      38,546         28,940
          Notes payable (Note 8)                                 6,122          6,897
          Other current liabilities (Note 7)                    10,800            100
                                                          -------------  -------------
                                                                63,355         45,480

LONG-TERM DEBT (NOTE 8)                                         54,765         54,765


OTHER LIABILITIES (NOTE 7)                                       6,002          1,127

MINORITY INTEREST                                                    -          3,839

SHAREHOLDERS' EQUITY (NOTES 2, 3 AND 8):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued                    -              -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            69,708 and 69,177 issued and
            outstanding at June 30, 1997
            and December 31, 1996, respectively                    697            692
          Additional paid-in capital                         1,054,800      1,050,062
          Accumulated deficit                                 (817,611)      (821,602)
          Unrealized gain on marketable
            securities                                           2,928          2,342
          Cumulative foreign currency
            translation adjustments                              1,169          4,416
                                                          -------------  -------------
                                                               241,983        235,910
                                                          -------------  -------------
              TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY                          $366,105       $341,121
                                                          =============  =============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

--------------------------------------------------------------------------------------
For the three months ended June 30,                              1997         1996
--------------------------------------------------------------------------------------
REVENUES:
  Sales                                                        $ 51,007      $ 29,526
  Contracts                                                       2,636         1,060
                                                               ---------     ---------
                                                                 53,643        30,586

COSTS AND EXPENSES:
  Cost of sales                                                  22,183        14,554
  Research and development                                       17,292        13,296
  Marketing, general and administrative                           9,588         7,882
                                                               ---------     ---------
                                                                 49,063        35,732

OTHER INCOME (EXPENSES):
  Interest income                                                 2,448         3,222
  Interest expense                                                 (965)       (2,464)
  Loss on sale of facility and related business (Note 11)        (4,565)            -
  Other income (expenses)                                          (758)         (640)
                                                               ---------     ---------
                                                                 (3,840)          118
                                                               ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                740        (5,028)

PROVISION FOR INCOME TAXES                                           20             -
                                                               ---------     ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             720        (5,028)

EXTRAORDINARY ITEM:
  NET GAIN ON EXTINGUISHMENT OF DEBT (NOTE 8)                         -           705
                                                               ---------     ---------

NET INCOME (LOSS)                                              $    720      ($ 4,323)
                                                               ---------     ---------

NET INCOME (LOSS) PER SHARE:

  BEFORE EXTRAORDINARY ITEM                                    $   0.01      ($  0.07)
  EXTRAORDINARY ITEM                                                  -          0.01
                                                               ---------     ---------
  NET INCOME (LOSS) PER SHARE                                  $   0.01      ($  0.06)
                                                               =========     =========

Weighted average common and dilutive equivalent
  shares outstanding                                             71,597        67,645
                                                               =========     =========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (Unaudited)

----------------------------------------------------------------------------------------
For the six months ended June 30,                               1997             1996
----------------------------------------------------------------------------------------
REVENUES:
  Sales                                                       $95,943           $51,236
  Contracts                                                     2,736             1,232
                                                            ----------        ----------
                                                               98,679            52,468
COSTS AND EXPENSES:
  Cost of sales                                                39,989            25,108
  Research and development                                     31,629            25,844
  Marketing, general and administrative                        19,384            15,285
                                                            ----------        ----------
                                                               91,002            66,237

OTHER INCOME (EXPENSES):
  Interest income                                               4,602             5,487
  Interest expense                                             (1,962)           (5,731)
  Loss on sale of facility and related business (Note 11)      (4,565)                0
  Other income (expenses)                                      (1,671)             (713)
                                                            ----------        ----------
                                                               (3,596)             (957)
                                                            ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                           (4,081)          (14,726)

PROVISION FOR INCOME TAXES                                         90                 -
                                                            ----------        ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         3,991           (14,726)

EXTRAORDINARY ITEM:
  NET GAIN ON EXTINGUISHMENT OF DEBT (NOTE 8)                       -               705
                                                            ----------        ----------

NET INCOME (LOSS)                                             $ 3,991          ($14,021)
                                                             =========         =========

NET INCOME (LOSS) PER SHARE:

  BEFORE EXTRAORDINARY ITEM                                   $  0.06          ($  0.23)
  EXTRAORDINARY ITEM                                                -              0.01
                                                            ----------        ----------
  NET INCOME (LOSS) PER SHARE                                 $  0.06          ($  0.22)
                                                             =========         =========

Weighted average common and dilutive equivalent
  shares outstanding                                           71,629            63,901
                                                             =========         =========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

-------------------------------------------------------------------------------------------------
For the six months ended June 30,                                 1997           1996
-------------------------------------------------------------------------------------------------
Cash flows used for operating activities:
  Net income (loss)                                             $ 3,991        ($14,021)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
     Loss on disposal of facility and related business            4,565               -
     Net gain on extinguishment of debt                               -            (705)
     Provisions for depreciation and amortization                 8,283           7,067
     Amortization of deferred income                                  -             (74)
     Other                                                        2,369           1,316
     Changes in assets and liabilities:
           Accounts and contracts receivable                    (24,369)        (14,177)
           Interest receivable                                      388            (364)
           Inventory                                             (2,565)         (2,073)
           Prepaid expenses                                         272         (12,215)
           Other current assets                                    (663)           (451)
           Intangible and other assets                          (18,244)         (3,966)
           Accounts payable                                      (1,153)          1,426
           Accrued expenses and other liabilities                14,711             127
           Other long-term liabilities                             (225)            176
                                                               ---------       ---------
    Net cash used for operating activities                      (12,640)        (37,934)

Cash flows from investing activities:
  Purchases of investments                                      (40,500)        (40,445)
  Sales of investments                                           53,400          53,740
  Sale of facility and related business                           2,400               -
  Purchases of fixed assets                                      (7,623)         (1,773)
                                                               ---------       ---------
    Net cash from investing activities                            7,677          11,522

Cash flows from financing activities:
  Net proceeds from issuance of Common Stock relating
   to public offering                                                 -         125,916
  Net proceeds from other issuances of Common Stock               4,423          13,529
  Reduction of long-term debt and notes payable                       -         (68,820)
                                                               ---------       ---------
    Net cash from financing activities                            4,423          70,625
Effect of foreign currency translation                              951            (328)
                                                               ---------       ---------

Net increase in cash and cash equivalents                           411          43,885
Beginning cash and cash equivalents                              55,953          16,002
                                                               ---------       ---------

Ending cash and cash equivalents                                $56,364         $59,887
                                                               =========       =========

See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------

Note 1
BASIS OF PRESENTATION

     Centocor, Inc. ("Centocor" or the "Company") is a biotechnology company whose mission is to develop and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human health care. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies and DNA-based products.

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

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at June 30, 1997 and December 31, 1996 and the consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and consolidated cash flows for the six months ended June 30, 1997 and 1996. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

Note 2
COMMITMENTS AND CONTINGENCIES

     Liquidity and Capital Resources
     -------------------------------

     The Company has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. Consequently, the Company has experienced substantial net operating cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities.

     The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ending December 31, 1997, sales of the Company's products, primarily ReoPro, would be expected to generate sufficient revenue to result in positive cash flow for the year. However, due to the Company's capital expenditure plans to support expected increases in its manufacturing activities, the Company does not expect product sales alone to generate positive cash flow for the year ending December 31, 1997. Under the Company's strategy of entering into

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------

collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that product approvals from the Food and Drug Administration, ("FDA") or other regulatory agencies expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including the Company's cA2 (infliximab) anti-inflammatory agent, will have a material adverse effect on the Company.

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

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------

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

     The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purports to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid.
The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit has been refiled in the Delaware Superior Court. Discovery is beginning and plaintiff has moved for certification of a class of all former limited partners of CPII, which the Company has opposed. Prior to the dismissal of the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko has also been allowed to intervene in the Delaware action. The Delaware action has been scheduled for trial in early 1998. The Company believes that the allegations regarding Centocor in these actions are without merit and intends to vigorously defend them.

     The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII,

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------

are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. A hearing on the adequacy and fairness of the settlement is scheduled for September 4, 1997. Abdo and certain other former limited partners have indicated that they intend to object to the settlement.

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

     Centocor had an exclusive option to purchase the limited partnership interests in CPIII. In 1997, the Company exercised this option and made an advance payment of approximately $13,600,000 in cash to the former limited partners of CPIII. The Company recorded the $13,600,000 advance payment to the former limited partners of CPIII as a prepaid royalty, a component of Intangible and other assets.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
     ---------------------------------------------------------------------

     In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CP III, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay CP III investors $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million, and a revision to the royalties payable to the former CPIII partners. The Company has recorded these probable payments to CP III investors as a prepaid royalty, a component of Intangible and other assets in the second quarter of 1997.

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

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------

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

     At June 30, 1997, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                          Adjusted                 Unrealized          Carrying
                                           Cost                 Gains     (Losses)       Value
                                          --------              -----     --------     ---------

Trading securities:
  Securities and obligations of
   the U.S. Treasury and other
   U.S. government agencies               $ 20,981               $  -        $ (3)     $  20,978
  Other short-term obligations               7,680                  -           -          7,680
  Corporate bonds and
   commercial paper                          7,328                  -         (35)         7,293
                                          --------               ----        -----     ---------
                                          $ 35,989               $  -        $(38)     $  35,951
                                          ========               ====        =====     =========

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------





                                                   Estimated
                                   Adjusted        Unrealized               Carrying
                                       Cost     Gains      (Losses)           Value
                                   --------     -----      -------           -------

Investments available for sale:
 Equity securities                 $  4,780    $2,928      $     -          $  7,708
                                   ========    ======      =======          ========

                                                   Estimated
                                   Carrying        Unrealized                 Fair
                                    Value       Gains      (Losses)          Value
                                   --------     -----      --------        --------
Investments held to maturity:
 Securities and obligations of
  the U.S. Treasury and other
  U.S. government agencies         $ 95,885     $  44      $   (18)        $ 95,911
 Certificates of deposit              8,112         -            -            8,112
                                  ---------     -----      --------       ---------
                                  $ 103,997     $  44      $   (18)       $ 104,023
                                  =========     =====      ========       =========

     At June 30, 1997, the carrying value of these securities were classified as follows (in thousands):

Cash equivalents          $  34,127
Short-term investments      105,782
Long-term investments         7,708
                           --------
                          $ 147,617
                          =========

     The Company has agreed to maintain investments with fair values of $7,260,000 as of June 30, 1997 at the lending bank as collateral for loans from that bank. See Note 8 - Debt.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------


Note 5
INVENTORY

     Inventory consists of the following (in thousands):


                        June 30,    December 31,
                          1997        1996
                        --------    ------------
     Raw materials       $ 4,373       $ 5,824
     Work in process       8,552         7,948
     Finished goods        8,399        10,043
                         -------       -------
                         $21,324       $23,815
                         =======       =======

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following (in thousands):

                             June 30,    December 31,
                               1997        1996
                             --------    ------------
Licenses                      $  5,842       $ 5,378
Goodwill                             -         5,158
Prepaid royalties related
to CPIII                        29,398             -
Deferred charges                22,804        23,026
Other                            2,983         1,772
                               -------       -------
                              $ 61,027       $35,334
                              ========       =======

     Deferred charges at June 30, 1997 and December 31, 1996 include a prepayment of certain future royalties and a prepayment associated with the commercialization and market development of ReoPro. Prepaid royalties related to CPIII at June 30, 1997 represent an advance payment of approximately $13,600,000 in cash paid to the former limited partners of CPIII in connection with the purchase of the limited partnership interests in CPIII and an additional $15,800,000 payable to the former limited

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------

partners of CPIII in connection with the revision of future royalties. See Note 2 - Commitments and Contingencies.

     Also in June 1997, the Company sold its diagnostic manufacturing facility in Guilford, England and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997, a component of which was the write-off of goodwill on the facility and related business.

     Licensing agreements and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cashflows.


Note 7
OTHER CURRENT LIABILITIES

     In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CP III, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay CP III investors $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million and a revision to the royalties payable to the former CPIII partners. At June 30,1997, the Company has recorded a current liability for the $10,800,000 and an other liability of $5,000,000 for these probable payments to CP III investors.

Note 8
DEBT
     Notes Payable

     Notes payable at June 30, 1997 and December 31, 1996 consists of $6,122,000 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 3.644 percent per annum at June 30, 1997, payable in Dutch guilders no later than September 27, 1997. These borrowings are secured by investments at the lending bank of $7,260,000.

     Long-term debt

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6 3/4% Convertible Debentures due October 16, 2001. The 6 3/4% Convertible Debentures were initially convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
    ----------------------------------------------------------------------

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

     In the second quarter of 1996, the Company purchased $70,235,000 of its 6 3/4% Convertible Debentures which were subsequently retired. At June 30, 1997 and December 31,1996, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding and are convertible into approximately 898,000 shares of the Company's Common Stock.

Note 9
INCOME TAXES

     A provision for income taxes of $20,000 and $90,000 was recorded for the three and six months ended June 30, 1997 respectively, representing current federal and state income taxes. Realization of net deferred tax assets related to the Company's loss carryforwards and other items is dependent on future earnings, the extent of which remain uncertain, therefore, the Company recorded a reserve against the asset of approximately $292,000,000. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of these losses may be limited. The Company will assess the adequacy of the valuation allowance at each balance sheet date based on all available information at that time.

Note 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     Interest paid for the three and six months ended June 30, 1997 was $1,852,000 as compared to $248,000 paid for the three months and $4,764,000 paid for the six months ended June 30, 1996. Interest payments in 1997 are lower due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe in 1996.

     Income tax payments for the three and six months ended June 30, 1997 were $20,000 and $101,000 respectfully, as compared to no tax payments for the three months and $4,600 paid for the six months ended June 30, 1996, respectfully.

Note 11
SALE OF FACILITY AND RELATED BUSINESS

     In June 1997, the Company sold its diagnostic manufacturing facility in Guilford, England and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
 -------------------------------------------------------------------------------

Three months ended June 30, 1997 compared to the three months ended June 30,
1996

     The increase in sales for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is principally due to the increase in sales of ReoPro.

     The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the three months ended June 30, 1997, ReoPro sales to Lilly were $40,603,000 and Lilly's announced sales to end-users were approximately $59,829,000. For the three months ended June 30, 1996 sales to Lilly were $18,497,000 and Lilly's announced sales to end-users were approximately $37,200,000. For the three months ended June 30, 1997, the Company's sales of Panorex to Glaxo Wellcome plc ("Glaxo Wellcome") were $1,429,000 as compared to $634,000 for the three months ended June 30, 1996. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end sales to increase in 1997 as market acceptance continues to grow and therefore the Company expects its sales of ReoPro to Lilly to increase in 1997 over 1996 levels. Panorex end sales in 1997 are also expected to increase as compared to 1996 but Panorex sales to Glaxo Wellcome in 1997 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the three months ended June 30, 1997 were $8,975,000 as compared to $10,395,000 for the three months ended June 30, 1996. The decrease in sales for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is primarily related to product mix and the reduction in the sales price of certain of the Company's diagnostic products. Diagnostic product sales in 1997 are expected to be at approximately the same level or slightly lower than sales levels achieved in 1996.

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

     The Company is also evaluating a number of business strategies to expand and support both its therapeutic and diagnostic products and product candidates including, but not limited to, access to instruments primarily in the diagnostics area, directly participating in the promotion and marketing of certain of the Company's products and product candidates and expanding the Company's production capabilities. In order to implement such strategies the Company may need to secure financing from the equity markets or from bank relationships. There can be no assurance that such financing will be available or that these business strategies, or any others, if implemented will be successful in achieving increased product sales for the Company's therapeutic and diagnostic products and product candidates.

     Cost of sales increased for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 due primarily to both the increased sales of ReoPro and ReoPro production losses incurred in the second quarter of 1997. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1997, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, production losses, cell line yields, increases in royalty obligations, amortization of prepaid royalties, the costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the three months ended June 30, 1997 increased as compared to the three months ended June 30, 1996 due principally to increased clinical trial activities to expand the indications for ReoPro and the continued development of the Company's cA2 (infliximab) anti-inflammatory agent. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1997 as compared to 1996 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, the use of ReoPro in conjunction with stents and in stroke. In addition, clinical trial activities for cA2, primarily phase III trials for the Crohn's and severe rheumatoid arthritis indications either have begun or are expected to begin in 1997. The Company also expects to incur additional clinical trial expenses in 1997 in support of continued Panorex development primarily in the United States and Europe.

     Marketing, general and administrative expenses for the three months ended June 30, 1997 increased as compared to the three months ended June 30, 1996 due principally to ReoPro and cA2 market development efforts. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to 1996 levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products or directly

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

undertakes the promotion, marketing and sale of any of its therapeutic or diagnostic products. Marketing, general and administrative expenses are expected to increase in 1997 as compared to 1996 due primarily to the Company's increased investment in market development for its therapeutic and diagnostic products.

     Interest income decreased for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 due principally to both a decrease in the Company's average investment balance and a decrease in interest rates obtained on the Company's cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense decreased for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe. Interest expense in future periods will depend upon the level of debt outstanding.

     In June 1997, the Company sold its diagnostic manufacturing facility in Guilford, England and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

     Other expenses increased for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 due to an increase in Centocor's share of the losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

     The Company expects its effective tax rate in 1997 to range between 2% and 5%. The effective tax rate in 1997 is heavily influenced by the ability of the Company to use net operating loss carryforwards or other potential tax benefits from prior years to offset its future tax liability.

Six months ended June 30, 1997 compared to the six months ended June 30, 1996

     The increase in sales for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is principally due to the increase in sales of ReoPro.

     The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the six months ended June 30, 1997, ReoPro sales to Lilly were $75,866,000 and Lilly's announced sales to end-users were approximately $111,545,000. For the six months ended June 30, 1996 sales to Lilly were $28,421,000 and Lilly's announced sales to end-users were approximately $60,000,000. For the six months ended June 30, 1997, the Company's

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

sales of Panorex to Glaxo Wellcome plc ("Glaxo Wellcome") were $2,358,000 as compared to $2,073,000 for the six months ended June 30, 1996. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end sales to increase in 1997 as market acceptance continues to grow and therefore the Company expects its sales of ReoPro to Lilly to increase in 1997 over 1996 levels. Panorex end sales in 1997 are also expected to increase as compared to 1996 but Panorex sales to Glaxo Wellcome in 1997 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the six months ended June 30, 1997 were $17,719,000 as compared to $20,742,000 for the six months ended June 30, 1996. The decrease in sales for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily related to product mix and the reduction in the sales price of certain of the Company's diagnostic products. Diagnostic product sales in 1997 are expected to be at approximately the same level or slightly lower than sales levels achieved in 1996.

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

     The Company is also evaluating a number of business strategies to expand and support both its therapeutic and diagnostic products and product candidates including, but not limited to, access to instruments primarily in the diagnostics area, directly participating in the promotion and marketing of certain of the Company's products and product candidates and expanding the Company's production capabilities. In order to implement such strategies the Company may need to secure financing from the equity markets or from bank relationships. There can be no assurance that such financing will be available or that these business strategies, or any others, if implemented will be successful in achieving increased product sales for the Company's therapeutic and diagnostic products and product candidates.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Cost of sales increased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due primarily to both the increased sales of ReoPro and ReoPro production losses incurred in the second quarter of 1997. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1997, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, production losses, cell line yields, increases in royalty obligations, amortization of prepaid royalties, costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the six months ended June 30, 1997 increased as compared to the six months ended June 30, 1996 due principally to increased clinical trial activities to expand the indications for ReoPro and the continued development of the Company's cA2 (infliximab) anti-inflammatory agent. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1997 as compared to 1996 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, the use of ReoPro in conjunction with stents and in stroke. In addition, clinical trial activities for cA2, primarily phase III trials for the Crohn's and severe rheumatoid arthritis indications either have begun or are expected to begin in 1997. The Company also expects to incur additional clinical trial expenses in 1997 in support of continued Panorex development primarily in the United States and Europe.

     Marketing, general and administrative expenses for the six months ended June 30, 1997 increased as compared to the six months ended June 30, 1996 due principally to ReoPro and cA2 market development efforts. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to 1996 levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products or directly undertakes the promotion, marketing and sale of any of its therapeutic or diagnostic products. Marketing, general and administrative expenses are expected to increase in 1997 as compared to 1996 due primarily to the Company's increased investment in market development for its therapeutic and diagnostic products.

     Interest income decreased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due principally to a decrease in the interest rates obtained on the Company's cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense decreased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe. Interest expense in future periods will depend upon the level of debt outstanding.

     In June 1997, the Company sold its diagnostic manufacturing facility in Guilford, England and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

     Other expenses increased for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 due to an increase in Centocor's share of the losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

     The Company expects its effective tax rate in 1997 to range between 2% and 5%. The effective tax rate in 1997 is heavily influenced by the ability of the Company to use net operating loss carryforwards or other potential tax benefits from prior years to offset its future tax liability.


PER SHARE CALCULATIONS

     At June 30, 1997, approximately 4,240,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. When dilutive, options and warrants are included as share equivalents using the treasury stock method. The approximately 898,000 shares issuable upon conversion of the 6 3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("Statement 128"). This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

     Had Statement 128 been adopted, basic and diluted EPS for the three and six months ended June 30, 1997 would have been $0.01 and $0.06 per share, respectfully.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. Consequently, the Company has experienced substantial net operating cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities.

     The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ending December 31, 1997, sales of the Company's products, primarily ReoPro, would be expected to generate sufficient revenue to result in positive cash flow for the year. However, due to the Company's capital expenditure plans to support expected increases in its manufacturing activities, the Company does not expect product sales alone to generate positive cash flow for the year ending December 31, 1997. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that product approvals from the Food and Drug Administration, ("FDA") or other regulatory agencies expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including cA2, will have a material adverse effect on the Company.

     At June 30, 1997, the Company had cash, cash equivalents and investments of $169,854,000, including equity investments of $7,708,000. For the six months ended June 30, 1997, the Company had negative cash flows from operations of $12,640,000 primarily related to the advance payment of approximately $13,600,000 to the former limited partners of CPIII in January 1997. The Company's total cash flows for the six months ended June 30, 1997 included the receipt of $4,423,000 from the exercise

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

of options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options. At June 30, 1997 the Company has a note payable of $6,122,000 which is secured by investments at the lending bank of $7,260,000. The Company's total cash, cash equivalents and investments decreased by $15,924,000 from December 31, 1996, principally as a result of the negative cashflows from operations and investments in fixed assets. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1998.

     Accounts Receivable at June 30, 1997 increased as compared to December 31, 1996 due to increased sales of ReoPro to Lilly.

     Inventory at June 30, 1997 decreased as compared to December 31, 1996 due primarily to the Company's agreement to sell its diagnostic manufacturing facility and related infectious disease product line in the second quarter of 1997.

     Gross property, plant and equipment at June 30, 1997 decreased as compared to December 31, 1996, principally due to the impact of exchange rates on property and equipment denominated in foreign currencies and the sale of the Company's manufacturing facility and infectious disease business product line in the second quarter of 1997, partially offset by the investment of $7,623,000 for the purchase of property and equipment. The Company expects to increase its investments in property, plant and equipment by up to approximately $30,000,000 in 1997 to support its manufacturing capacity expansion plans. Presently, the Company also maintains certain idle or under-utilized facilities. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that losses resulting from reserves to reduce the carrying value, of certain fixed assets will not be required in the future.

     Long-term investments at June 30, 1997 decreased as compared to December 31, 1996 principally due to a decrease in carrying value of an investment classified as available for sale accounted for under the equity method.

     Intangible and other assets at June 30, 1997 increased as compared to December 31, 1996 resulting primarily from the advance payment of approximately $13,600,000 to the former limited partners of CPIII. In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CP III, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay CP III investors $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million and a revision to the royalties payable to the former CPIII partners. The Company expects to pay the

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

$10,800,000 in 1997. The Company has recorded these probable payments to CP III investors as a prepaid royalty, a component of Intangible and other assets in the second quarter of 1997.

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

Item 4:   Submission of Matters to a Vote of Security Holder.

          (a) The Annual Meeting of Shareholders was held on May 14, 1997 at the Company's principal office at 200 Great Valley Parkway, Malvern, Pennsylvania.

          (b) With respect to the election of directors for a term of one year expiring on the date of the 1998 annual meeting of shareholders, each nominee was elected with the following vote:

                                     Total Vote for      Total Vote Withheld
                                     Each Director       From Each Director
                                     --------------      -------------------
               Anthony B. Evnin         61,416,160             244,564
               William F. Hamilton      61,414,705             246,019
               David P. Holveck         61,415,619             245,105
               Antonie T. Knoppers      61,367,394             293,330
               Ronald A. Matricaria     61,412,773             247,951
               Hubert J.P. Schoemaker   61,416,229             244,495
               Richard D. Spizzirri     61,413,225             247,951
               Lawrence Steinman        61,410,710             250,014
               Jean C. Tempel           61,412,676             248,048

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               11   Computation of Earnings (Loss) per Common Share

          (b)  Reports on Form 8-K
               -------------------
               The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended June 30, 1997:

               Date of Report                 Item Covered
               --------------                 ------------

                   None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Centocor, Inc.
                                              (Registrant)


Date:     August 14, 1997                     /s/David P. Holveck
                                              ------------------------------
                                              David P. Holveck
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date:     August 14, 1997                     /s/Dominic J. Caruso
                                              ------------------------------
                                              Dominic J. Caruso
                                              Vice President- Finance
                                              and Chief Financial Officer
                                              (principal financial and
                                              accounting officer)