Form 10-Q
period 1997-09-30
CENTOCOR INC
filed 1997-11-14
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission file number 0-11103
                                                -------

                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Pennsylvania                                        23-2117202
----------------------------------------                  ----------------------
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                        Identification No.)


   200 Great Valley Parkway         Malvern, Pennsylvania         19355-1307
--------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

                                 610-651-6000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                          -------     -------

Shares of Common Stock outstanding at November 3, 1997 were  70,100,525.

Part I: Financial Information
-----------------------------
Item 1: Financial Statements


                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                             (Unaudited)
                                                             September 30,      December 31,
                                                                 1997               1996
-------------------------------------------------            -------------      ------------
ASSETS

Current assets:


        Cash and cash equivalents  (Notes 4 and 8)                $73,606           $55,953
        Short-term investments (Note 4)                            95,262           120,362
        Accounts and contracts receivable                          51,346            27,440
        Interest receivable                                         1,724             2,147
        Inventory (Note 5)                                         25,302            23,815
        Prepaid expenses                                            1,061             4,279
        Other current assets                                          537               752
                                                             -------------      ------------
                                                                  248,838           234,748



Property, plant and equipment:
        Land and buildings                                         69,381            71,607
        Equipment, furniture, fixtures and
           improvements                                            73,488            69,884
                                                             -------------      ------------
                                                                  142,869           141,491
        Less accumulated depreciation                             (78,045)          (79,954)
                                                             -------------      ------------
                                                                   64,824            61,537

Long-term investments (Note 4)                                     15,060             9,502

Intangible and other assets (Note 6)                               61,169            35,334
                                                             -------------      ------------

            Total assets                                         $389,891          $341,121
                                                             =============      ============


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (In thousands)

                                                      (Unaudited)
                                                      September 30,       December 31,
                                                          1997                1996
------------------------------------------           ---------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

          Accounts payable                                   $9,828             $9,543
          Accrued expenses                                   44,191             28,940
          Notes payable (Note 8)                              6,000              6,897
          Other current liabilities (Note 7)                 15,800                100
                                                     ---------------     --------------
                                                             75,819             45,480

Long-term debt (Note 8)                                      54,765             54,765

Other liabilities                                             1,174              1,127

Minority interest                                                 -              3,839

Shareholders' equity (Notes 2, 3 and 8):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued                 -                  -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            70,098 and 69,177 issued and
            outstanding at September 30, 1997
            and December 31, 1996, respectively                 701                692
          Additional paid-in capital                      1,059,443          1,050,062
          Accumulated deficit                              (813,170)          (821,602)
          Unrealized gain on marketable
            securities                                       11,226              2,342
          Cumulative foreign currency
            translation adjustments                             (67)             4,416
                                                     ---------------     --------------
                                                            258,133            235,910
                                                     ---------------     --------------
              Total liabilities and
                shareholders' equity                       $389,891           $341,121
                                                     ===============     ==============


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)


-----------------------------------------------------------------------------------
For the three months ended September 30,                 1997          1996
-----------------------------------------------------------------------------------

Revenues:
  Sales                                                $50,171        $38,309
  Contracts                                              1,230            870
                                                   -----------    -----------
                                                        51,401         39,179

Costs and expenses:
  Cost of sales                                         18,307         17,652
  Research and development                              18,821         15,174
  Marketing, general and administrative                 10,310          8,537
                                                   -----------    -----------
                                                        47,438         41,363

Other income (expenses):
  Interest income                                        2,493          2,332
  Interest expense                                        (978)        (1,631)
  Other income (expenses)                                 (837)          (152)
                                                   -----------    -----------
                                                           678            549

                                                   -----------    -----------

Income (loss) before provision for income taxes         $4,641        ($1,635)

Provision for income taxes                                 200              -
                                                   -----------    -----------


Net income (loss)                                       $4,441        ($1,635)
                                                   ===========    ===========


Net income (loss) per share                              $0.06         ($0.02)
                                                   ===========    ===========

Weighted average common and dilutive equivalent
 shares outstanding                                     71,965         68,940
                                                   ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------------------
For the nine months ended September 30,                           1997          1996
--------------------------------------------------------------------------------------------
Revenues:
  Sales                                                         $146,114       $89,545
  Contracts                                                        3,966         2,102
                                                             ------------   -----------
                                                                 150,080        91,647

Costs and expenses:
  Cost of sales                                                   58,296        42,760
  Research and development                                        50,450        41,018
  Marketing, general and administrative                           29,694        23,822
                                                             ------------   -----------
                                                                 138,440       107,600

Other income (expenses):
  Interest income                                                  7,095         7,819
  Interest expense                                                (2,940)       (7,362)
  Loss on sale of facility and related business (Note 11)         (4,565)            -
  Other income (expenses)                                         (2,508)         (865)
                                                             ------------   -----------
                                                                  (2,918)         (408)
                                                             ------------   -----------

Income (loss) before income taxes and
 extraordinary item                                                8,722       (16,361)

Provision for income taxes                                           290             -
                                                             ------------   -----------

Income (loss) before extraordinary item                            8,432       (16,361)

Extraordinary item:
  Net gain on extinguishment of debt (Note 8)                          -           705
                                                             ------------   -----------

Net income (loss)                                                 $8,432      ($15,656)
                                                             ============   ===========
Net income (loss) per share:

  Before extraordinary item                                        $0.12        ($0.25)
  Extraordinary item                                                   -          0.01
                                                             ------------   -----------
  Net income (loss) per share                                      $0.12        ($0.24)
                                                             ============   ===========

Weighted average common and dilutive equivalent
  shares outstanding                                              71,704        65,584
                                                             ============   ===========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (unaudited)

--------------------------------------------------------------------------------------------------
For the nine months ended September 30,                                  1997              1996
--------------------------------------------------------------------------------------------------
Cash flows used for operating activities:
  Net income (loss)                                                      $8,432          ($15,656)
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
     Loss on sale of facility and related business                        4,565                 -
     Net gain on extinguishment of debt                                       -              (705)
     Provisions for depreciation and amortization                        10,818            10,483
     Amortization of deferred income                                          -               (83)
     Other                                                                3,345             1,382
     Changes in assets and liabilities:
           Accounts and contracts receivable                            (27,410)          (14,140)
           Interest receivable                                              406              (737)
           Inventory                                                     (1,966)           (3,017)
           Prepaid expenses                                                 212              (932)
           Other current assets                                             185               (20)
           Intangible and other assets                                  (18,395)          (15,127)
           Accounts payable                                               1,020               782
           Accrued expenses and other liabilities                        14,802             7,940
           Other long-term liabilities                                      (53)             (131)
                                                                        -------           -------
    Net cash used for operating activities                               (4,039)          (29,961)

Cash flows from (used for) investing activities:
  Purchases of investments                                              (55,250)          (97,535)
  Sales of investments                                                   78,400            83,050
  Sale of facility and related business                                   2,835                 -
  Purchases of fixed assets                                             (14,726)           (2,889)
                                                                        -------           -------
    Net cash from (used for) investing activities                        11,259           (17,374)

Cash flows from financing activities:
  Net proceeds from issuance of Common Stock relating
   to public offering                                                         -           125,916
  Net proceeds from other issuances of Common Stock                       8,884            34,356
  Reduction of long-term debt and notes payable                               -           (69,242)
                                                                        -------           -------
    Net cash from financing activities                                    8,884            91,030
Effect of foreign currency translation                                    1,549              (562)
                                                                        -------           -------

Net increase in cash and cash equivalents                                17,653            43,133
Beginning cash and cash equivalents                                      55,953            16,002
                                                                        -------           -------

Ending cash and cash equivalents                                        $73,606           $59,135
                                                                        =======           =======

See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Note 1
Basis of Presentation

     Centocor, Inc. ("Centocor" or the "Company") is a healthcare company whose mission is to develop and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human health care. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies and DNA-based products.

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

     The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at September 30, 1997 and December 31, 1996 and the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and consolidated cash flows for the nine months ended September 30, 1997 and 1996. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

     The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ending December 31, 1997, sales of the Company's products, primarily ReoPro, would be expected to generate sufficient revenue to result in positive cash flow for the year. However, due to the Company's capital expenditure plans to support expected increases in its manufacturing activities, the Company does not expect product sales alone to

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

generate positive cash flow for the year ending December 31, 1997. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that product approvals from the Food and Drug Administration, ("FDA") or other regulatory agencies expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including the Company's Avakine(TM) (infliximab) anti-inflammatory agent, formally known as cA2, will have a material adverse effect on the Company.

     Legal Proceedings
     -----------------

     In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Eli Lilly and Company, ("Lilly"). Over the course of the litigation, plaintiff asserted eleven different claims for relief and the Company asserted affirmative defenses and a counterclaim against Velos with respect to the license agreement. After rulings on motions for summary judgment filed by both sides, the majority of plaintiff's claims were dismissed. The case proceeded to trial on February 18, 1997 on plaintiff's four remaining claims under the license agreement and on the Company's affirmative defenses and counterclaim. The parties agreed that plaintiff's claim for attorneys fees under the license agreement would be severed to await the outcome of the trial. On March 4, 1997, the jury returned a verdict which, had it become the final judgment of the Court, would have rendered the Company liable to pay plaintiff approximately $4,000,000 plus interest and fees and expenses pursuant to the license agreement. The Company then filed post-trial motions. On September 12, 1997, the Court entered judgement as a matter of law in Centocor's favor, notwithstanding the verdict, with respect to one of Velos' claims that would have resulted in liability of $2,972,806, but the Court denied the motions relating to Centocor's affirmative defenses. The amended judgement against Centocor was in the amount of $1,352,689. Both Centocor and Velos have appealed the judgement. The Company believes that the allegations of Velos are without merit and intends to continue vigorously to pursue and defend the appeals.

     On December 23, 1993, a purported class action captioned Peter Cordaro v. Hubert J.P.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Schoemaker, Stelios Papadopoulos, Marc Feldmann, David Golden, Centocor and Tocor II Inc. ("Tocor II") was filed in the Court of Common Pleas of Chester County, Pennsylvania. The complaint alleges that the defendants breached their fiduciary duties to Tocor II Unitholders by, among other things, making an offer to exchange shares of the Company's Common Stock for Tocor II Units, recommending acceptance of the exchange offer, and failing to maximize shareholder value. The complaint sought, among other relief, an injunction against consummation of the exchange offer, the establishment of a "truly independent" special committee and the retention of a financial advisor to consider the exchange offer, and award of damages (including rescissionary damages), costs and plaintiff's counsel fees. Plaintiff took no additional action to obtain an injunction and the exchange offer was made and consummated. Plaintiff's motion for class certification was denied, plaintiff petitioned for rehearing and that motion was denied. The parties have agreed to settle Mr. Cordaro's individual claim for a nominal amount.

     In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P., research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and, purchased the Class B limited partnership interest in CPIII in May 1997. See Note 6 -Intangible and other assets.

     The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and purported to be a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100 million paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid.
The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit was then refiled in the Delaware Superior Court. Prior to the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko was subsequently allowed to intervene in the Delaware action and the Chester County action was dismissed. The PaineWebber and Petrisko actions have been consolidated and the action has been certified as a class action. Centocor has filed an affirmative defense and counterclaim based on unjust enrichment which seek a setoff on any recovery by the class. Discovery has been completed and the action is scheduled to go to trial in March 1998. The Company believes that the allegations regarding Centocor in these actions are without merit and intends to vigorously defend them.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of Centocor Partners III, L.P. ("CPIII"). CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25 million of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which has purchased CPIII limited partnership interests, objected to the settlement. They were permitted to take discovery regarding the settlement and have sought to take additional discovery. A hearing on the adequacy and fairness of the settlement was held on September 4, 1997. No decision has been rendered.

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

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

     In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay CPIII investors $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million, and a revision to the royalties payable to the former CPIII partners. The Company has recorded these probable payments to CPIII investors as a prepaid royalty, a component of Intangible and other assets, in the second quarter of 1997.

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

     In June 1996, the Company and Lilly amended its Sales and Distribution Agreement. Under the amendment, Lilly no longer has the right to buy ReoPro for resale in Japan; however, Lilly will maintain its exclusive right to buy and resell ReoPro in the rest of the world. In July 1996, in consideration of the amendment and other activities in connection with the commercialization and market development of ReoPro, the Company issued 920,716 shares of its Common Stock to Lilly, at a price of $29.32 per share, which was the average of the last reported sale price per share of the Company's Common Stock for the five trading days immediately preceding the issuance of the shares.


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

     At September 30, 1997, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Adjusted              Unrealized            Carrying
                                                      Cost          Gains         (Losses)       Value
                                                    --------        -----         --------      --------
Trading securities:
     Securities and obligations of
         the U.S. Treasury and other
         U.S. government agencies                    $20,969         $75              $-         $21,044
     Other short-term obligations                      8,615           -               -           8,615
     Corporate bonds and
         commercial paper                              6,988           9                           6,997
                                                       -----          --               --          -----
                                                     $36,572        $ 84              $-         $36,656
                                                      ======         ===               ==         ======
                                                                        Estimated
                                                    Adjusted            Unrealized               Carrying
                                                      Cost          Gains        (Losses)           Value
                                                    --------        -----        --------         --------
Investments available for sale:
     Equity securities                                $3,834      $11,226       $      -         $15,060
                                                       =====       ======        ========         ======
                                                                         Estimated
                                                    Carrying             Unrealized                 Fair
                                                     Value          Gains        (Losses)          Value
                                                    --------        -----        --------          -----
Investments held to maturity:
     Securities and obligations of
         the U.S. Treasury and other
         U.S. government agencies                   $82,984          $155          $(287)       $82,852
     Certificates of deposit                          7,550             -               -         7,550
                                                     ------           ---             ---        ------
                                                    $90,534          $155          $(287)       $90,402
                                                     ======           ===           =====        ======

     At September 30, 1997, the carrying value of these securities were classified as follows
      (in thousands):
         Cash equivalents                                                                       $31,928
         Short-term investments                                                                  95,262
         Long-term investments                                                                   15,060
                                                                                                 ------
                                                                                               $142,250
                                                                                                =======

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


         The Company has agreed to maintain investments with fair values of $7,260,000 as of September 30, 1997 at the lending bank as collateral for loans from that bank. See Note 8 - Debt.

Note 5
Inventory

         Inventory consists of the following (in thousands):

                                  September 30,           December 31,
                                        1997                   1996
                                  --------------          ------------
         Raw materials                   $ 4,948               $ 5,824
         Work in process                  12,258                 7,948
         Finished goods                    8,096                10,043
                                         -------               -------
                                         $25,302               $23,815
                                         =======               =======

         Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that reserves for inventories will not be required in the future.

Note 6
Intangible and other assets

         Intangible and other assets consist of the following (in thousands):

                                         September 30,          December 31,
                                               1997                  1996
                                         -------------          ------------
         Licenses                               $5,375               $ 5,378
         Goodwill                                  -                   5,158
         Prepaid royalties related
         to CPIII                               29,398                   -
         Deferred charges                       22,434                23,026
         Other                                   3,962                 1,772
                                                 -----                 -----
                                               $61,169               $35,334
                                                ======                ======

         Deferred charges at September 30, 1997 and December 31, 1996 include a prepayment of certain future royalties and a prepayment associated with the commercialization and market development of ReoPro. Prepaid royalties related to CPIII at September 30, 1997 represent an advance payment of approximately $13,600,000 in cash paid to the former limited partners of CPIII in connection with the

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

purchase of the limited partnership interests in CPIII and an additional $15,800,000 payable to the former limited partners of CPIII in connection with the revision of future royalties. See Note 2 -Commitments and Contingencies.

     In June 1997, the Company sold its diagnostic manufacturing facility in Guildford, England and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997, a component of which was the write-off of goodwill on the facility and related business.

     Licensing agreements and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cash flows.

Note 7
Other current liabilities

     In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay CPIII investors $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million and a revision to the royalties payable to the former CPIII partners. At September 30, 1997 the Company has recorded a current liability for the $15,800,000 for these probable payments to CPIII investors.

Note 8
Debt

     Notes Payable

     Notes payable at September 30, 1997 and December 31, 1996 consists of $6,000,000 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 3.903 percent per annum at September 30, 1997, payable in Dutch guilders no later than March 28, 1998. These borrowings are secured by investments at the lending bank of $7,260,000.

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

     In the second quarter of 1996, the Company purchased $70,235,000 of its 6 3/4% Convertible Debentures which were subsequently retired. At September 30, 1997 and December 31,1996, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding and are convertible into approximately 898,000 shares of the Company's Common Stock.

Note 9
Income Taxes

     A provision for income taxes of $200,000 and $290,000 was recorded for the three and nine months ended September 30, 1997 respectively, representing current federal and state income taxes. Realization of net deferred tax assets related to the Company's loss carry forwards and other items is dependent on future earnings, the extent of which remain uncertain, therefore, the Company recorded a reserve against the asset of approximately $292,000,000. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of these losses may be limited. The Company will assess the adequacy of the valuation allowance at each balance sheet date based on all available information at that time.

Note 10
Supplemental Information on Cash Flows

     Interest paid for the three and nine months ended September 30, 1997 was $1,852,000 as compared to $545,000 paid for the three months and $5,349,000 paid for the nine months ended September 30, 1996. Interest payments in 1997 are lower due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe in 1996.

     Income tax payments for the three and nine months ended September 30, 1997 were $14,000 and $115,000 respectfully, as compared to $8,595 for the three months and $13,195 paid for the nine months ended September 30, 1996, respectfully.

Note 11
Sale of facility and related business

     In June 1997, the Company sold its diagnostic manufacturing facility in Guildford, England and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

Note 12

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Subsequent Event

     In October 1997, The Company announced that its subsidiary, Centocor Diagnostics, Inc. ("Centocor Diagnostics") has filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering by Centocor Diagnostics of shares of its Class A Common Stock. The Company will not sell any shares of Centocor Diagnostics stock in the offering. Upon completion of the offering, The Company expects that it will maintain greater than 80% voting control of Centocor Diagnostics. The proceeds of the offering will be used for capital expenditures related principally to Centocor Diagnostics' cardiovascular diagnostic program, working capital, product research and development, and other general corporate purposes.

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

     Centocor is a healthcare company whose mission is to develop and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human health care. The Company concentrates on research and development, manufacturing and market development, with a primary technological focus on monoclonal antibodies and DNA-based products.

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

     The Company commenced commercial sales of two therapeutic products in 1995:
ReoPro in January 1995 and Panorex in February 1995. Because of positive findings at interim analysis, in December 1995 the Company halted two clinical trials of ReoPro designed to expand its authorized use. The Company filed for regulatory approvals in the United States for the expanded indications in February 1997 and filed for additional regulatory approvals in Europe in April 1997.

     In November 1997, the Company announced that the FDA has cleared the way for the expanded use of ReoPro. The new labeling will allow physicians to use ReoPro as adjunctive therapy to prevent cardiac ischemic complications in a broad range of patients undergoing percutaneous coronary intervention ("PCI"), as well as unstable angina patients not responding to conventional medical therapy when PCI is planned within 24 hours. The expanded labeling allows physicians to use ReoPro in a broader population of patients undergoing PCI (balloon angioplasty, atherectomy, stent placement).

     The level of the Company's research and development expenses has been primarily dependent upon the extent of clinical trial activity. Further, the impact on the level of future ReoPro sales based upon the approved expanded indications will depend upon the degree of market acceptance of ReoPro.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


  Three months ended September 30, 1997 compared to the three months ended September 30, 1996

     The increase in sales for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is principally due to the increase in sales of ReoPro.

     The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the three months ended September 30, 1997, ReoPro sales to Lilly were $40,686,000 and Lilly's announced sales to end-users were approximately $63,300,000. For the three months ended September 30, 1996 sales to Lilly were $27,743,000 and Lilly's announced sales to end-users were approximately $38,500,000. For the three months ended September 30, 1997, the Company's sales of Panorex to Glaxo Wellcome plc ("Glaxo Wellcome") were $1,835,000 as compared to zero for the three months ended September 30, 1996. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end sales to increase in 1997 over 1996 levels as market acceptance continues to grow and this trend is expected to continue into 1998. Panorex end sales in 1997 are also expected to increase as compared to 1996 but Panorex sales to Glaxo Wellcome in 1997 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the three months ended September 30, 1997 were $7,650,000 as compared to $10,566,000 for the three months ended September 30, 1996. In June of 1997, the Company completed the sale of its U.K. diagnostic manufacturing facility and its related infectious disease product line. Oncology diagnostic product sales for the three months ended September 30, 1997 were $7,452,000 as compared to $9,630,000 for the three months ended September 30, 1996. This decrease was due primarily to a reduction in reagent sales, lower kit volumes and, to a lesser extent, the unfavorable impact of foreign currency fluctuations. Diagnostic product sales in 1997 and 1998 are expected to be lower than sales levels achieved in 1996 primarily due to the sale of the infectious disease product line, lower sales prices and the mix of products sold.

     The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, the availability of production capacity, as well as the continued availability of necessary raw materials and intermediate inputs into the production process, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace. For the Company's diagnostic products, the level of sales is also dependent upon the extent of and timing of reagent sales to marketing partners developing new automated instruments, as well as the mix of completed diagnostic kit sales and sales of antibody to collaborative partners who pay the Company for such antibody upon sales of their respective diagnostic kits incorporating the Company's antibody. The Company is currently attempting to expand its diagnostic distribution channels to include additional distributors on a non-exclusive basis and the Company further expects that current distributors of its kits may increase sales of their respective diagnostic kits

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


incorporating the Company's antibodies, which the Company expects will result in reduced sales prices, and therefore revenues on certain diagnostic products. The Company's revenues from sales of antibodies to partners are lower than revenues from sales of its completed diagnostic kits.

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

     Cost of sales increased for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due primarily to the increased sales of ReoPro. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1997 over 1996 levels, the extent of which will depend primarily on the amount and mix of products sold. This trend is expected to continue into 1998. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, production losses, cell line yields, increases in royalty obligations, amortization of prepaid royalties, the costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the three months ended September 30, 1997 increased as compared to the three months ended September 30, 1996 due principally to increased clinical trial activities to expand the indications for ReoPro and the continued development of the Company's Avakine (infliximab) anti-inflammatory agent, formerly referred to as cA2. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1997 as compared to 1996 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, the use of ReoPro in conjunction with stents and in stroke. In addition, clinical trial activities for Avakine, primarily phase III trials for the Crohn's and severe rheumatoid arthritis indications either have begun or are expected to begin in 1997. Research and development expenses in 1998 are also expected to increase from 1997 levels due primarily to the above clinical activities.

     Marketing, general and administrative expenses for the three months ended September 30, 1997 increased as compared to the three months ended September 30, 1996 due principally to ReoPro and Avakine market development efforts. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to 1996 levels if the Company

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


expands its market development activities in connection with sales of therapeutic and diagnostic products or directly undertakes the promotion, marketing and sale of any of its therapeutic or diagnostic products. Marketing, general and administrative expenses are expected to increase in 1997 as compared to 1996 due primarily to the Company's increased investment in market development for its therapeutic and diagnostic products. Marketing, general and administrative expenses are expected to increase in 1998 as compared to 1997 due primarily to the Company's increased investment in market development and commercialization for its therapeutic and diagnostic products.

     Interest income increased for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due principally to increased interest rates obtained on the Company's cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense decreased for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe. Interest expense in future periods will depend upon the level of debt outstanding.

     Other expenses increased for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due to an increase in Centocor's share of the losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

     The Company expects its effective tax rate in 1997 to range between 2% and 5%. The effective tax rate in 1997 is heavily influenced by the ability of the Company to use net operating loss carry forwards or other potential tax benefits from prior years to offset its future tax liability.

  Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

     The increase in sales for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is principally due to the increase in sales of ReoPro.

     The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the nine months ended September 30, 1997, ReoPro sales to Lilly were $116,552,000 and Lilly's announced sales to end-users were approximately $174,900,000. For the nine months ended September 30, 1996 sales to Lilly were $56,164,000 and Lilly's announced sales to end-users were approximately $98,500,000. For the nine months ended September 30, 1997, the Company's sales of Panorex to Glaxo Wellcome plc ("Glaxo Wellcome") were $4,913,000 as compared to $2,073,000 for the nine months ended September 30, 1996. The level of the

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end sales to increase in 1997 over 1996 levels as market acceptance continues to grow and this trend is expected to continue into 1998. Panorex end sales in 1997 are also expected to increase as compared to 1996 but Panorex sales to Glaxo Wellcome in 1997 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the nine months ended September 30, 1997 were $25,369,000 as compared to $31,308,000 for the nine months ended September 30, 1996. In June of 1997, the Company completed the sale of its U.K. diagnostic manufacturing facility and its related infectious disease product line. Oncology diagnostic product sales for the nine months ended September 30, 1997 were $24,191,000 as compared to $28,574,000 for the nine months ended September 30, 1996. This decrease was due primarily to a reduction in reagent sales, lower kit unit volumes and, to a lesser extent, the unfavorable impact of foreign currency fluctuations. Diagnostic product sales in 1997 and 1998 are expected to be lower than sales levels achieved in 1996 primarily due to the sale of the infectious disease product line, lower sales prices and the mix of products sold.

     The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, the availability of production capacity, as well as the continued availability of necessary raw materials and intermediate inputs into the production process, approval and commercialization of competitive products and ultimately the degree of acceptance of the Company's products in the marketplace. For the Company's diagnostic products, the level of sales is also dependent upon the extent of and timing of reagent sales to marketing partners developing new automated instruments, as well as the mix of completed diagnostic kit sales and sales of antibody to collaborative partners who pay the Company for such antibody upon sales of their respective diagnostic kits incorporating the Company's antibody. The Company is currently attempting to expand its diagnostic distribution channels to include additional distributors on a non-exclusive basis and the Company further expects that current distributors of its kits may increase sales of their respective diagnostic kits incorporating the Company's antibodies, which the Company expects will result in reduced sales prices, and therefore revenues on certain diagnostic products. The Company's revenues from sales of antibodies to partners are lower than revenues from sales of its completed diagnostic kits.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


     Cost of sales increased for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due primarily to the increased sales of ReoPro and ReoPro production losses incurred in the second quarter of 1997. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1997 over 1996 levels, the extent of which will depend primarily on the amount and mix of products sold. This trend is expected to continue into 1998. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, production losses, cell line yields, increases in royalty obligations, amortization of prepaid royalties, costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the nine months ended September 30, 1997 increased as compared to the nine months ended September 30, 1996 due principally to increased clinical trial activities to expand the indications for ReoPro and the continued development of the Company's Avakine anti-inflammatory agent. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1997 as compared to 1996 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, the use of ReoPro in conjunction with stents and in stroke. In addition, clinical trial activities for Avakine, primarily phase III trials for the Crohn's and severe rheumatoid arthritis indications either have begun or are expected to begin in 1997. Research and development expenses in 1998 are also expected to increase from 1997 levels due primarily to the above clinical activities.

     Marketing, general and administrative expenses for the nine months ended September 30, 1997 increased as compared to the nine months ended September 30, 1996 due principally to ReoPro and Avakine market development efforts. The levels of the Company's marketing, general and administrative expenses may increase in future periods as compared to 1996 levels if the Company expands its market development activities in connection with sales of therapeutic and diagnostic products or directly undertakes the promotion, marketing and sale of any of its therapeutic or diagnostic products. Marketing, general and administrative expenses are expected to increase in 1997 as compared to 1996 due primarily to the Company's increased investment in market development for its therapeutic and diagnostic products. Marketing, general and administrative expenses are expected to increase in 1998 as compared to 1997 due primarily to the Company's increased investment in market development and commercialization for its therapeutic and diagnostic products.

     Interest income decreased for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due principally to a decrease in the interest rates obtained on the Company's cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


     Interest expense decreased for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe. Interest expense in future periods will depend upon the level of debt outstanding.

     In June 1997, the Company sold its diagnostic manufacturing facility in Guildford, England and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

     Other expenses increased for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to an increase in Centocor's share of the losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

     The Company expects its effective tax rate in 1997 to range between 2% and 5%. The effective tax rate in 1997 is heavily influenced by the ability of the Company to use net operating loss carry forwards or other potential tax benefits from prior years to offset its future tax liability.

Per Share Calculations

     At September 30, 1997, approximately 3,879,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. When dilutive, options and warrants are included as share equivalents using the treasury stock method. The approximately 898,000 shares issuable upon conversion of the 6 3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of primary per share data but are included in the calculation of fully diluted per share data if their effect is dilutive.

     The shares issuable upon conversion of the 6 3/4% Convertible Debentures were not included in the per share calculations for the periods presented since to do so would have been anti dilutive. In March 1996, the Company completed a public offering of 4,025,000 shares, in April 1996 the Company issued 3,450,000 shares as a result of the conversion of the Company's 7 1/4% Convertible Notes and in July 1996, the Company issued 920,716 shares in connection with its agreements with Lilly. These shares have been included in the per share calculations and, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 6 3/4% Convertible Debentures in its calculations of per share data for such periods if the effect would be dilutive.

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

     Had Statement 128 been adopted, basic and diluted EPS for the three and nine months ended September 30, 1997 would have been $0.06 and $0.12 per share, respectfully.

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

     The Company's future financial condition is dependent upon the reduction of the Company's rate of net cash outflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. For the year ending December 31, 1997, sales of the Company's products, primarily ReoPro, would be expected to generate sufficient revenue to result in positive cash flow for the year. However, due to the Company's capital expenditure plans to support expected increases in its manufacturing activities, the Company does not expect product sales alone to generate positive cash flow for the year ending December 31, 1997. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that product approvals from the FDA, or other regulatory agencies expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including Avakine, will have a material adverse effect on the Company.

     At September 30, 1997, the Company had cash, cash equivalents and investments of $183,928,000, including equity investments of $15,060,000. For the nine months ended September 30, 1997, the Company had negative cash flows from operations of $4,039,000 primarily related to the advance payment of approximately $13,600,000 to the former limited partners of CPIII in January 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


The Company's total cash flows for the nine months ended September 30, 1997 included the receipt of $8,884,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future warrant and option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the warrants and options. At September 30, 1997 the Company has a note payable of $6,000,000 which is secured by investments at the lending bank of $7,260,000. The Company's total cash, cash equivalents and investments decreased by $1,889,000 from December 31, 1996, principally as a result of the negative cashflows from operations and investments in fixed assets partially offset by the cash received from the exercise of options and an unrealized gain on one of the Company's investments classified as available for sale. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1998.

     Accounts Receivable at September 30, 1997 increased as compared to December 31, 1996 due to increased sales of ReoPro to Lilly.

     Inventory at September 30, 1997 increased as compared to December 31, 1996 due primarily to increased production of ReoPro and Avakine partially offset by the sale of the Company's U.K. diagnostic manufacturing facility and related infectious disease product line in the second quarter of 1997.

     Gross property, plant and equipment at September 30, 1997 increased as compared to December 31, 1996, principally due to the investment of $14,726,000 for the purchase of property and equipment partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies and the sale of the Company's U.K. manufacturing facility and infectious disease business in the second quarter of 1997. The Company expects its total investments in property, plant and equipment to be approximately $25,000,000 in 1997 to support its manufacturing capacity expansion plans. The Company also expects to significantly increase its investments in property plant and equipment in 1998 in connection with such plans. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that losses resulting from reserves to reduce the carrying value of certain fixed assets will not be required in the future.

     Long-term investments at September 30, 1997 increased as compared to December 31, 1996 principally due to an increase in the carrying value of an investment classified as available for sale. In 1996 the Company acquired an investment, ChromaVision Medical Systems Inc. as compensation for its prior research, commercialization efforts and the exchange of a commercialization license. The Company's historical basis in this investment was $770,000 and it is currently valued at $9,988,000 at September 30,1997. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity.

     Intangible and other assets at September 30, 1997 increased as compared to December 31, 1996 resulting primarily from the advance payment of approximately $13,600,000 to the former limited

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


partners of CPIII in January 1997. In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CP III, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay CP III investors $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million and a revision to the royalties payable to the former CPIII partners. The Company expects to pay the $15,800,000 in 1998. The Company has recorded these probable payments to CP III investors as a prepaid royalty, a component of Intangible and other assets in the second quarter of 1997.

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

     In October 1997, The Company announced that its subsidiary, Centocor Diagnostics, has filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering by Centocor Diagnostics of shares of its Class A Common Stock. The Company will not sell any shares of Centocor Diagnostics stock in the offering. Upon completion of the offering, The Company expects that it will maintain greater than 80% voting control of Centocor Diagnostics. The proceeds of the offering will be used for capital expenditures related principally to Centocor Diagnostics' cardiovascular diagnostic program, working capital, product research and development, and other general corporate purposes.

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

          (a)   Exhibits
                --------

                11    Computation of Earnings (Loss) per Common Share

          (b)   Reports on Form 8-K
                -------------------

                The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended September 30, 1997:

                Date of Report                 Item Covered
                --------------                 ------------

                     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Centocor, Inc.
                                              (Registrant)


Date:     November 14, 1997                   /s/David P. Holveck
                                              ------------------------------
                                              David P. Holveck
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date:     November 14, 1997                   /s/Dominic J. Caruso
                                              ------------------------------
                                              Dominic J. Caruso
                                              Vice President- Finance
                                              and Chief Financial Officer
                                              (principal financial and
                                              accounting officer)