Form 10-K
period 1997-12-31
CENTOCOR INC
filed 1998-02-13
CIK 708823

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-11103

                                CENTOCOR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                               23-2117202
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


          200 GREAT VALLEY PARKWAY                         19355-1307
                 MALVERN, PA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 651-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
                 None                              Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   SERIES A PREFERRED STOCK PURCHASE RIGHTS
                               (TITLE OF CLASS)

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the 69,585,224 shares of voting stock held by non-affiliates of the registrant as of February 6, 1998 was $2,787,758,037.

  Common Stock outstanding at February 6, 1998: 70,178,634 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the following document are incorporated by reference in this Report on Form 10-K:

  Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1998--Part III, Items 10, 11, 12 and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company the mission of which is to develop or otherwise acquire and commercialize novel therapeutic and diagnostic products and services that solve critical needs in human healthcare, with a primary technology focus on monoclonal antibodies and DNA-based products.

  The Company has two therapeutic products approved for sale and several product candidates in various stages of development. ReoPro(R) (Abciximab) is marketed by Eli Lilly and Company ("Lilly") and sold in the United States and Europe for the reduction of acute ischemic cardiac complications in patients undergoing percutaneous coronary intervention ("PCI") such as angioplasty procedures, and for those patients with unstable angina who are refactory to conventional therapy for whom PCI is planned within twenty-four hours. Panorex(R) (Edrecolomab) is marketed by Glaxo Wellcome plc and sold in Germany as an adjuvant therapy in the treatment of post-operative colorectal cancer. The Company has filed a Biologics License Application ("BLA") with the Food and Drug Administration ("FDA") for Avakine(TM) for the treatment of moderate to severe Crohn's disease, including fistulizing Crohn's disease. The Company also is conducting studies for Avakine in the treatment of rheumatoid arthritis. Panorex and Avakine (Infliximab) are trademarks of Centocor. ReoPro is a trademark of Lilly. The Company also markets several diagnostic products for cancer in the United States, Europe and Japan and has a cardiovascular diagnostic product candidate under development.

  At December 31, 1997, Centocor had approximately 640 full-time employees. To complement its own expertise in various fields, Centocor utilizes scientific consultants and other advisors, many of whom have formal consulting agreements with Centocor.

  Centocor was incorporated in Pennsylvania in 1979 and maintains its principal executive offices at 200 Great Valley Parkway, Malvern,
Pennsylvania, 19355. Its telephone number is (610) 651-6000. The Company also maintains facilities in Leiden, The Netherlands, and an office in Tokyo, Japan.

  This annual report on Form 10-K and the documents incorporated herein by reference contain forward- looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the company's industry, management's beliefs and certain assumptions made by the Company's management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those associated with (i) the timing, completion and outcome of clinical trials for, regulatory approval of and market acceptance of the Company's products; (ii) the strength of the Company's patent position; (iii) the Company's plan to forward integrate into direct commercialization of certain products; (iv) the Company's ability to construct and maintain manufacturing facilities that meet regulatory requirements and satisfy the Company's inventory needs; (v) the Company's dependence on its collaborative partners; (vi) uncertainties regarding health care reform and reimbursement from third party payors; (vii) changes in the competitive environment in which the Company operates; (viii) the outcome of pending litigation and (ix) the potential for product liability claims. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

COMPANY STRATEGY

  The Company's strategy is to identify proprietary high value-added product opportunities, and to commercialize those opportunities by focusing on clinical development, manufacturing and market development. The Company seeks to license or otherwise acquire technology and product candidates from research institutions and other sources, in addition to conducting selected basic research. In an effort to reach the market in an expeditious manner, and establish itself as the market leader, the Company's clinical development and regulatory strategy for its therapeutic products under development is to pursue initial approval for a narrowly defined indication. The Company then seeks to expand the indication for which the products may be marketed by conducting additional clinical trials and providing health economic data in support of the product's utility.

  Consistent with its strategy, the Company maintains and generally seeks strategic alliances with major pharmaceutical companies for the commercialization and marketing of certain of its therapeutic products, pursuant to which the Company and its respective partner jointly focus on the continued clinical and market development for the product, while the Company's partner primarily conducts the marketing, promotion and distribution of such product. The Company maintains and seeks distribution agreements for its diagnostic products with companies having established positions and distribution networks in applicable market segments. The Company may directly market and promote one or more products in the United States in the future. The Company intends to undertake directly the marketing in the United States of Avakine and its cardiovascular diagnostic candidate.

RECENT DEVELOPMENT--PENDING ACQUISITION OF RETAVASE

  General. The Company has entered into a definitive agreement (the "Purchase Agreement") with Roche Healthcare Limited ("Roche Healthcare"), a Bermuda corporation and a subsidiary of Roche Holding Ltd., a Swiss corporation ("Roche"), to acquire the exclusive United States and Canadian product rights for Retavase (releplase), a leading acute-care cardiovascular drug, and other related assets (collectively, the "Retavase Assets") for $335,000,000 in cash (the "Acquisition"). Retavase is a fibrinolytic ("clot-buster") product, which is administered usually in the hospital emergency room, for the treatment of acute myocardial infarction (heart attack). Retavase activates plasminogen, which in turn cleaves fibrin, the substance which binds clots. The drug is produced by a recombinant DNA process.

  The Company has the opportunity to acquire the Retavase Assets because Roche is expected to divest them as a condition of Roche's acquisition of Corange Limited ("Corange"), the parent company of Boehringer Mannheim GmbH ("Boehringer Mannheim"), which currently owns the Retavase Assets. Roche owns a majority interest in Genentech, Inc. ("Genentech"), the maker of Activase, a competing product. Centocor is named as an approved purchaser of Retavase Assets in a proposed consent decree submitted to the Federal Trade Commission ("FTC") by Roche (the "Consent Decree"). Consummation of the Acquisition is dependent on FTC acceptance of the Consent Decree, completion by Roche of the Corange transaction and satisfaction of certain other regulatory requirements and customary closing conditions. Subject to fulfillment of these conditions, Centocor expects the Acquisition to close late in the first quarter of 1998. There can be no assurance, however, that the Acquisition will close during the first quarter of 1998 or at all.

  Retavase was approved by the Food and Drug Administration ("FDA") for sale in the United States in 1996 and was launched by Boehringer Mannheim in January 1997. Retavase has been shown in clinical trials to be comparable in its efficacy and safety profile to Activase, the present market leader. In the GUSTO III clinical trial, a large clinical trial in which Retavase was compared to Activase, the overall mortality rate for Retavase was 7.43% compared to 7.22% for Activase; the total intracrannial hemorrhage rate for Retavase was 0.91% compared to 0.88% for Activase; and the total stroke rate for Retavase was 1.67% and 1.83% for Activase. Retavase has the important advantage of being administered through bolus injections rather than the more complicated infusion administration required for Activase. Based on industry data, Centocor believes that Retavase achieved a 12% share of the United States fibrinolytics market in 1997, a market which is estimated to be approximately $300,000,000 in sales. Approval for sale of the drug in Canada was granted in 1997. The Company plans to distribute Retavase in Canada through a partner, and currently is evaluating possible alliances.

  Centocor believes that the Acquisition provides a rare strategic opportunity. It will enhance Centocor's role in the cardiovascular field, building on the growing use of ReoPro, Centocor's drug for preventing artery reclosure in conjunction with angioplasty. With Retavase, a product early in its life cycle, Centocor would add to its portfolio a clot-busting drug appropriate for use in the hospital emergency room.

  The Acquisition also provides the Company with the opportunity to accelerate its forward integration in the marketplace. Centocor has extended offers of employment, conditioned on closing of the Acquisition, to many of the Boehringer Mannheim sales personnel who have been successful in launching Retavase and increasing its market share. The Company expects to co-promote Retavase with DuPont Merck Pharmaceutical Company ("DuPont Merck") pursuant to an assignment of DuPont Merck's existing agreement with Boehringer Mannheim. Ultimately, approximately 200 Centocor employees may be involved in the commercialization of Retavase.

  Because of the complementary nature of Retavase and ReoPro in the cardiovascular field, the Company believes the joint promotion of Retavase and ReoPro could result in increased market penetration for ReoPro. Accordingly, the Company has agreed in principle with Lilly to jointly promote ReoPro following closing of the Acquisition through Lilly's existing ReoPro sales force and the Company's Retavase sales force.

  The Company believes a further advantage of the Acquisition lies in the possibility that ReoPro and Retavase, administered in combination, will prove to have a therapeutic advantage over monotherapy for acute myocardial infarction patients. Two Phase II clinical trials currently are underway to evaluate the approach of using a product such as ReoPro in conjunction with a fibrinolytic product in the management of heart attack patients. There can be no assurance, however, that a ReoPro/Retavase combination therapy will prove to be safe and effective, will receive FDA approval or, even if approved, ultimately will achieve market acceptance.

  Finally, Retavase would complement the current plans of Centocor's subsidiary, Centocor Diagnostics, Inc., to develop and commercialize a platelet-activation diagnostic test that is intended to aid in the identification of heart attack patients from among those presenting with chest pains in the hospital emergency room.

  Purchase Agreement. Of the $335,000,000 purchase price under the Purchase Agreement, Centocor will pay Roche Healthcare $315,000,000 to acquire assignments or licenses of patents and patent applications, trademarks, product registrations, manufacturing technology and know-how, research and development materials and various Boehringer Mannheim contracts necessary to manufacture Retavase and to sell it in the United States and Canada. Centocor also will acquire various tangible assets and databases used by Boehringer Mannheim in its commercialization of the product in the United States. Additionally, Centocor will place $20,000,000 of the purchase price in escrow (the "Escrow Amount"), as described below. The terms of this escrow under which the Escrow Amount will be handled are to be set forth in an arrangement to be negotiated in good faith by Centocor and Roche Healthcare. Centocor also will pay an agreed unit price for the existing inventory of Retavase in the United States.

  The Purchase Agreement requires that Centocor establish and qualify, either directly or through contract manufacturers, arrangements for the manufacture of Retavase for sale in the United States within four years of the consummation of the Acquisition (subject to extension by the FTC for up to two additional one year periods if it appears that the required FDA approvals are likely to be obtained within such extended time period) (the "Transfer Period"). Under the Purchase Agreement, Centocor will be entitled to a refund of the Escrow Amount upon the achievement of certain manufacturing milestones. Roche will cooperate in Centocor's establishment of manufacturing arrangements by providing training and other assistance and has agreed to maintain assets sufficient to supply Retavase for the Transfer Period. Centocor must be successful in establishing such manufacturing arrangements by the end of the Transfer Period or the Retavase Assets will revert to Roche, which must then divest them to another party.

  The FTC may terminate the Purchase Agreement and the Retavase Assets would revert to Roche if the Company (i) voluntarily ceases for at least sixty (60) days to sell or pursue good faith efforts to sell Retavase in the United States at any time prior to obtaining all necessary FDA approvals to manufacture Retavase for sale in the United States (the "FDA Approvals"); (ii) fails to pursue good faith efforts to obtain the FDA Approvals; or (iii) fails to obtain the FDA Approvals within four years of the date of the Consent Decree.(subject to extension by the FTC for up to two additional one year periods if it appears that the required FDA approvals are likely to be obtained within such extended time period) In such events, Centocor would not be refunded the purchase price. In addition, the FTC may withdraw its approval after the expiration of the required 60-day public comment period. In the event the FTC so withdraws its approval, the

Acquisition would be unwound, and the Company would transfer back to Roche Healthcare the Retavase Assets and Roche Healthcare would refund the purchase price to the Company.

  In the event that Centocor commercializes any product (other than Retavase) using any of the patents included in the Retavase Assets or otherwise exploits the rights it acquires from Roche with respect to a product other than Retavase, the Company will be required to pay Roche a royalty based on a percentage of the net sales of any such products or a percentage of the royalties received by the Company in respect of such products.

  The Purchase Agreement contains customary representations and warranties, as well as indemnification provisions relating to breaches of representations and warranties and certain other obligations of the parties.

  Description of Genentech Patent Suits. In a suit filed in the United States District Court for the District of Massachusetts, Genentech charges Boehringer Mannheim GmbH and Boehringer Mannheim Corporation with infringement of five patents. The Court directed the parties to address initially three of the patents (United States Patents Nos. 4,432,832, 5,034,225 and 4,511,502), reserving two for later disposition (United States Patents No. 5,221,619 and 5,185,259).

  The defendants have denied infringement and raised various affirmative defenses and counterclaims. Genentech seeks judgment of infringement, an injunction, treble damages, and costs including attorney's fees. Defendants seek a declaration of invalidity, unenforceability and non-infringement, damages under the antitrust laws and a state statute and costs, including attorney's fees.

  The Court conducted a Markman hearing as to the first three patents in order to construe the claims of the patents and subsequently issued an opinion and order which has limited the construction of the claims advanced by Genentech. Thereafter, the Court entertained argument on motions by the defendants for summary judgment as to the same three patents, but has not yet issued an opinion. It is not clear, therefore, whether there will be issues which must be tried.

  The patent litigation in Germany consists of a number of different proceedings: 1) an infringement suit by Genentech and its licensee against Boehringer Mannheim GmbH based on the European patent EP 0 093 619 and an extension based on patents EP 0 217 379 and EP 0 228 862; 2) a nullity suit by Boehringer Mannheim against the patent EP 0 093 619; 3) a nullity suit by Boehringer Mannheim against the patent EP 0 217 379; and 4) an appeal by Boehringer Mannheim from the decision of the European Patent Office arising from Boehringer Mannheim's opposition to the patent EP 0 228 862. The nullity suits and the opposition appeal challenge the validity of the patents in issue or seek construction of the claims in a manner which would exclude Retavase.

  The infringement suit based on the patent EP 0 093 619 has been stayed pending the outcome of the corresponding nullity action. A hearing that was to take place in the nullity action in February 1998 has been postponed. The Court in the infringement action based on patents EP 0 217 379 and EP 0 228 862 has directed certain questions to an expert yet to be appointed. No report is expected from the expert until at least the end of 1998. A July 1998 hearing date has been fixed on Boehringer Mannheim's nullity suit against the patent EP 0 217 379 but no date has been set for or the appeal in the opposition proceedings with regard to patent EP 0 228 862.

  If any of the German patent proceedings remain pending at the date when Centocor is no longer dependent on the supply of Retavase by Boehringer Mannheim, the defense and risk of the remaining proceedings will revert to Boehringer Mannheim.

  Under the Purchase Agreement, Centocor will be required to assume responsibility for Retavase-related patent infringement litigation instituted in the United States and Germany against Boehringer Mannheim by Genentech. The cost of such litigation will be shared equally by Roche and the Company and Roche is committed to assist Centocor in the litigation by making available, at Roche's expense, witnesses and documents. If, as a result of (i) a binding determination (including a permanent, temporary or preliminary injunction for so long as such injunction is not stayed or vacated) in connection with the Genentech Patent Litigation (a "Binding Determination") or (ii) a settlement of the Genentech Patent Litigation (a "Settlement"), the Company is unable during the life of the relevant Genentech patents to engage in the manufacture or sale of Retavase in the United States and Canada, Roche Healthcare would be required to reimburse to the Company up to 100% of the purchase price under the Purchase Agreement (excluding the Escrow Amount) depending upon the length of the period for which the Company's manufacturing and sale activities are prohibited. Furthermore, Roche Healthcare would be required under the Purchase Agreement to indemnify the Company for (i) any damages (including lost profits) and (ii) any reasonable royalty payments, for which the Company may become liable to Genentech as a result of a Binding Determination or a Settlement. Roche Healthcare's total purchase price reimbursement and indemnification obligations relating to the Genentech Patent Litigation are limited to an aggregate of 125% of the total purchase price under the Purchase Agreement, excluding any portion of the Escrow Amount previously returned to the Company. In the event the governance agreement between Roche and Genentech allows Roche to control Genentech or in the event Roche obtains 100% of the stock of Genentech, Roche will cause the patent litigation to be dismissed with prejudice and will cause Genentech not to institute any additional infringement litigation relating to Retavase.

  In addition to the indemnification and purchase price reimbursement arrangements relating to the pending Genentech litigation, Roche Healthcare will indemnify Centocor against certain other future infringement claims related to Retavase by third parties (if any), subject to certain limitations; and Roche further agrees that it will not institute Retavase-related claims based on any Roche patents or patent applications existing as of the closing date.

  Supply Agreement and Transition Services Agreement. During the Transfer Period, Boehringer Mannheim will continue to supply Retavase to Centocor from its facilities in Germany at an agreed price per unit pursuant to an agreement to be executed and delivered at or before the closing of the Acquisition (the "Supply Agreement"). In the Supply Agreement, Boehringer Mannheim will represent and warrant that the products supplied to Centocor will meet FDA approved specifications and will provide the Company with customary indemnities, including for damages that result from the failure of the product to meet FDA approved specifications.

  In addition to the Supply Agreement, for a period of up to six months after closing, Boehringer Mannheim will provide certain transition services to Centocor, including accepting orders and invoices on behalf of Centocor, collection services and customer complaints and inquiries, to facilitate the transfer of responsibility for sale and distribution of the product.

  Keep Well Agreement. Pursuant to the terms of the Purchase Agreement, Roche will execute and deliver a keep well agreement (the "Keep Well Agreement") with Roche Healthcare. Under the Keep Well Agreement,

                                     4--1

Roche will be required to own directly or indirectly all of the outstanding shares of stock of Roche Healthcare having the right to vote for members of the Board of Directors of Roche Healthcare. Roche also will be required to cause Roche Healthcare to maintain a consolidated net worth of at least $1,000,000 at all times. The Keep Well Agreement may be modified, amended or terminated by the written agreement of Roche and Roche Healthcare; provided, however, that no such modification, amendment or termination shall have any adverse effect on the ability of Roche Healthcare to meet its obligations to the Company under the indemnity provisions of the Purchase Agreement without the written consent of the Company. The Keep Well Agreement will be governed by the laws of Bermuda. The Keep Well Agreement will not constitute a guarantee by Roche of the payment of any obligation, indebtedness or liability of Roche Healthcare. The Company is not a party to the Keep Well Agreement and will have no right to enforce the Keep Well Agreement against Roche.

  Financing. Consummation of the Acquisition is not conditioned upon the receipt by the Company of financing sufficient to fund the purchase price. The Company has, however, received a commitment letter from a leading investment bank pursuant to which such investment bank has committed to purchase from Centocor securities in an amount sufficient to provide $335,000,000 of net proceeds to the Company. The Company intends to finance the Acquisition through the issuance of Convertible Subordinated Debentures in an unregistered offering. See "--Unaudited Pro Forma Condensed Consolidated Financial Data."

  Risks. There are specific risks associated with the Acquisition. The transaction may not close or, even if closed, it may have to be unwound if, after the sixty day notice and comment period following FTC acceptance of the agreement with Roche containing the Consent Decree, the FTC withdraws its consent. Because of competitive reasons, product acceptance, cost reimbursement or other reasons, Retavase may not achieve and maintain sales levels sufficient to enable Centocor to reach its financial targets with respect to the product. While Centocor believes that the acquisition of Retavase will strengthen its ReoPro position and sales and will permit Centocor to realize other benefits described previously, there can be no assurance that any such benefits will be achieved. Notwithstanding the indemnification and cost reimbursement commitments of Roche Healthcare, there can be no assurance that Centocor will not suffer adverse consequences on account of the Genentech patent infringement litigation referred to above. There can be no assurance that Centocor will be successful in transferring the manufacture of Retavase from Boehringer Mannheim within the four year period (and any extensions) provided in the agreement with Roche Healthcare and under the proposed Consent Decree. In that event, the Retavase Assets would revert to Roche, which would then have to divest them to another party. And, there can be no assurance that the patent applications and patent application licenses relating to Retavase to be transferred to the Company will result in patents being issued or that the transferred patents, patent applications and patent licenses will afford protection against competitors with similar technology. And, there can be no assurance that third parties will not assert intellectual property claims, in addition to the Genentech Litigation, that could adversely affect the Company's ability to manufacture, use and sell Retavase.

           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL DATA

  The following unaudited pro forma condensed consolidated financial data (the "Pro Forma Financial Data") have been derived by the application of pro forma adjustments to the historical financial statements of the Company for 1997. The unaudited pro forma consolidated statement of operations data for the year ended December 31, 1997 assumes the Acquisition and the related financing had occurred as of the beginning of the year. The unaudited pro forma condensed consolidated balance sheet as of December 31, 1997 assumes the Acquisition and the related financing occurred on that date.

  The pro-forma adjustments are based upon certain historical unaudited financial information of the Retavase business and on certain Company estimates of expenses it would have incurred had the Acquisition occurred as of the beginning of the year. The adjustments to the pro forma consolidated statement of operations data exclude the effects of (i) the write off of acquired in-process research and development of approximately $138,500,000 and
(ii) a tax benefit of approximately $20,000,000. The pro forma adjustments are described in the accompanying notes.

  The Pro Forma Financial Data is subject to numerous assumptions and estimates that are subject to change and, in many cases, are beyond the control of the Company. The Pro Forma Financial Data do not purport to represent what the Company's results of operations would have been if the Acquisition had occurred as of the date indicated or what results will be for any future periods. The Pro Forma Financial Data should be read in conjunction with the historical financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                CENTOCOR, INC.

              PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS DATA
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                        YEAR ENDED DECEMBER 31, 1997
                                   -----------------------------------------
                                   CENTOCOR, INC.  PRO FORMA
                                     HISTORICAL   ADJUSTMENTS    AS ADJUSTED
                                   -------------- -----------    -----------
Revenues:
  Sales...........................    $196,354      $44,800 (1)   $241,154
  Contracts.......................       4,430          --           4,430
                                      --------     --------       --------
                                       200,784       44,800        245,584
Costs and Expenses:
  Costs of sales..................      77,958        5,400 (2)     83,358
  Research and development........      68,623        3,900 (3)     72,523
  Marketing, general and
   administrative.................      40,917       59,600 (4)    100,517
                                      --------     --------       --------
                                       187,498       68,900        256,398
Other income (expenses):
  Interest income.................       9,607          --           9,607
  Interest expense................      (3,938)     (21,000)(5)    (24,938)
  Loss on sale of facility and
   related business...............      (4,565)         --          (4,565)
  Other...........................      (3,260)         --          (3,260)
                                      --------     --------       --------
                                        (2,156)     (21,000)       (23,156)
                                      --------     --------       --------
Net income (loss).................    $ 11,130     $(45,100)      $(33,970)
                                      ========     ========       ========
Basic earnings (loss) per share...    $   0.16                    $  (0.49)
                                      ========                    ========
Diluted earnings (loss) per
 share............................    $   0.16                    $  (0.49)
                                      ========                    ========
Weighted average number of shares
 outstanding......................      69,809                      69,809
                                      ========                    ========
Weighted average common and
 dilutive equivalent shares
 outstanding......................      71,770                      69,809 (6)
                                      ========                    ========

--------
(1) Based on historical sales information for 1997.
(2) Based on (i) the pricing structure in the Supply Agreement to be entered into by Centocor and Boehringer Mannheim and (ii) royalty agreements currently in place with respect to the product.
(3) Based on estimated increases in costs associated with additional quality assurance and regulatory personnel.
(4) Adjustments to marketing, general and administrative expenses reflect the following:
  (i) $21,700 represents the estimated increase in product salesforce and related costs.
  (ii) $17,000 represents 1997 historic external marketing and promotional costs.
  (iii) $13,300 represents (a) increased amortization expense related to $176,500 of intangible assets acquired (based on the product purchase price of $335,000 less the $20,000 escrow deposit less an estimated one time charge for in-process research and development of $138,500 and an average useful life of fifteen years) and (b) amortization of $10,500 in assumed debt issuance costs over 7 years.
  (iv) $6,100 represents estimated 1997 expenses based on the co-promotional agreement currently in place with DuPont Merck.
  (v) $1,500 represents estimated 1997 expenditures related to patent litigation.
(5) Represents interest expense on $350,000 of convertible subordinated debentures at an assumed interest rate of 6%; does not reflect any interest expense that would be incurred upon the exercise of any over-allotment option.
(6) The as adjusted share amount does not assume the exercise of stock options or warrants as their effect would be antidilutive.

                                 CENTOCOR, INC.

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED, IN THOUSANDS)

                                              AS OF DECEMBER 31, 1997
                                       -----------------------------------------
                                       CENTOCOR, INC.  PRO FORMA
                                         HISTORICAL   ADJUSTMENTS    AS ADJUSTED
                                       -------------- -----------    -----------
Assets
Current assets
  Cash and cash equivalents...........    $ 85,565     $  4,500 (1)   $ 90,065
  Short-term investments..............     109,108          --         109,108
  Other current assets................      60,172          --          60,172
                                          --------     --------       --------
                                           254,845        4,500        259,345
Property, plant and equipment, net....      77,014          --          77,014
Long-term investments.................      11,957          --          11,957
Intangible and other assets...........      61,288      207,000 (2)    268,288
                                          --------     --------       --------
Total Assets..........................     405,104      211,500        616,604
                                          ========     ========       ========
Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable....................    $ 15,651          --        $ 15,651
  Accrued expenses and other current
   liabilities........................      70,003          --          70,003
  Notes payable.......................       5,940          --           5,940
                                          --------     --------       --------
                                            91,594          --          91,594
Long-term debt........................      54,765      350,000 (3)    404,765
Other liabilities.....................         910          --             910
Shareholders' equity..................     257,835     (138,500)(4)    119,335
                                          --------     --------       --------
Total Liabilities and Shareholders'
 Equity...............................     405,104      211,500        616,604
                                          ========     ========       ========

--------
(1) Represents the cash proceeds from the issuance of $350,000 in convertible subordinated debentures, net of estimated issuance costs of $10,500, less the $335,000 paid under the Purchase Agreement.
(2) Represents acquired intangibles and an escrow deposit based on the product purchase price of $335,000 less an estimated one time charge for in-process research and development of $138,500, and debt issuance costs of $10,500.
(3) Represents the issuance of $350,000 in convertible subordinated debentures.
(4) Represents a one time charge of $138,500 for acquired in-process research and development.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  The following table summarizes Centocor's products and selected product candidates. This table is qualified in its entirety by reference to the more detailed descriptions included elsewhere in this Annual Report on Form 10-K.

 PRODUCT/PRODUCT CANDIDATE        INDICATION                          STATUS (1)
 -------------------------        ----------                          ----------
 THERAPEUTIC:
    ReoPro..............   Percutaneous Coronary      Marketed (U.S., Europe)
                           Intervention (PCI)
                           High risk angioplasty      Phase II (Japan)
                           Unstable angina (U.A.)     Marketed (U.S., Europe)
                           when PCI planned
                           Acute myocardial           Phase II
                           infarction
                           Adjuvant therapy with      Phase III
                           stents
                           Stroke                     Phase II
                           Medical treatment of       Phase III planned
                           U.A.
    Panorex.............   Adjuvant therapy for       Marketed (Germany)
                           post-operative             Phase III (U.S., Europe)
                           colorectal cancer
    Avakine.............   Moderate to severe         BLA filed (U.S.)
                           Crohn's disease
                           including fistula
                           Chronic Crohn's disease    Phase III (planned)
                                                      Phase II (Japan)
                           Chronic rheumatoid         Phase III
                           arthritis
                                                      Phase II (Japan)
    Corsevin M..........   Thrombosis                 Phase I
    Gene Vaccines.......   Colorectal cancer (CEA)    Phase I
                           Prostate cancer (PSA)      Phase I planned
                           Lung cancer (MUC-1)        Phase I planned
--------
(1) Phase III clinical trial indicates that the product is being tested in humans for safety and efficacy in an expanded patient population at multiple clinical sites. Phase I and Phase II clinical trials indicate that the product is being tested in humans to evaluate safety, dosage and, to some extent, efficacy, in a limited patient population.

 PRODUCT/PRODUCT CANDIDATE        INDICATION                            STATUS
 -------------------------        ----------                            ------
 DIAGNOSTIC:
    CA 125 II...........   Ovarian cancer
                           monitoring                 Marketed (U.S., Europe, Japan)
    CA 19-9.............   Pancreatic cancer
                           monitoring                 Marketed (Europe, Japan)
    CA 15-3.............   Breast cancer monitoring   Marketed (U.S., Europe, Japan)
    CA 72-4.............   Gastrointestinal cancer
                           monitoring                 Marketed (Europe, Japan)
    P-glycoCHEK.........   Resistance to chemo-       Sold for investigational use (Europe, Japan)
                            therapeutic drug
                            detection
    CYFRA 21-1..........   Non-small cell lung        Marketed (Europe, Japan)
                           cancer
    P-selectin Profile..   Platelet function          Clinical development
                           monitoring

 Therapeutic Products

  Sales of the Company's therapeutic products were approximately $164,577,000 and $90,742,000 for the years ended December 31, 1997 and 1996, respectively.

  ReoPro(R) (Abciximab). ReoPro is a chimeric monoclonal antibody fragment that binds to GP IIb/IIIa receptors on the surface of platelets, thereby inhibiting platelet aggregation. When platelets are stimulated, a number of different types of surface receptors are exposed that cause further platelet aggregation, including the glycoprotein ("GP") IIb/IIIa receptors. Anti-platelet agents such as ReoPro are used in the treatment of cardiovascular disease to prevent blood clots. The three main markets for these agents are PCI, unstable angina and heart attack. Effective platelet inhibiting treatment has been shown to be effective in PCI and in unstable angina to prevent resulting heart attacks and death. Abrupt reclosure during PCI can result in death, myocardial infarction, the need for emergency coronary bypass surgery or repeat PCI. Powerful agents are also needed to enhance treatment of myocardial infarction by opening the clotted artery and preventing reocclusion following drug therapy or PCI. ReoPro is effective in inhibiting blood clotting by inhibiting the aggregation of platelets.

  Following the successful completion of the EPIC Phase III clinical trial of ReoPro and subsequent U.S. Food and Drug Administration approval, the Company commenced commercial sales of ReoPro in January 1995 for patients who are at high risk for abrupt artery closure following angioplasty. In November 1997, the Company announced that the FDA cleared the way for the expanded use of ReoPro. The new labeling allows physicians to use ReoPro as adjunctive therapy to prevent cardiac ischemic complications in a broad range of patients undergoing PCI, as well as in unstable angina patients not responding to conventional medical therapy for whom PCI is planned within twenty-four hours. ReoPro is currently marketed in a number of countries within North America, South America and Europe as well as several other markets throughout the world. Under a Sales and Distribution Agreement between Lilly and the Company, Lilly is the exclusive worldwide distributor of ReoPro except in Japan where the product, if approved, will be exclusively distributed by Fujisawa Pharmaceutical Co., Ltd. ("Fujisawa"). The Company plans to jointly promote ReoPro in the United States with Lilly. See "Recent Developments" and "Business--Marketing and Sales." Pursuant to those agreements, Lilly is assisting the Company in the regulatory filings and continuing development of ReoPro for additional clinical indications and Fujisawa is assisting the Company in the regulatory filings and development of ReoPro in Japan.

  The expanded labeling for ReoPro is based on the results of two major clinical studies, EPILOG and CAPTURE.

  EPILOG (Evaluation of PTCA to Improve Long-term Outcome by c7E3 GP IIb/IIIa Receptor Blockade), published in June 1997 in The New England Journal of Medicine, showed that a broad range of angioplasty patients treated with ReoPro and low-dose, weight-adjusted heparin had more than a 50% relative reduction at 30 days in their risk of the composite endpoint of death or heart attack compared with placebo. In the ReoPro group, 3.8% of patients suffered one of these events, compared with 9.1% of patients in the placebo group. The clinical benefits of ReoPro were similar, irrespective of the type of coronary intervention used (balloon angioplasty, atherectomy, stent placement).

  Results from the EPILOG trial show that bleeding, the most common side effect associated with ReoPro therapy, can be reduced by the use of modified dosing regimens and specific patient management techniques. In EPILOG, the incidence of major bleeding in patients treated with ReoPro and low-dose, weight-adjusted heparin was not significantly different from that in patients receiving placebo.

  The CAPTURE (c7E3 Fab Anti-Platelet Therapy in Unstable Refractory Angina) study, published in May 1997 in The Lancet, showed that in patients with unstable angina who did not respond to conventional medical therapy, an 18-24 hour infusion of ReoPro prior to PCI and concluding one hour after the procedure reduced the risk of the composite endpoint of death, heart attack or the need for another emergency procedure such as repeat angioplasty or bypass surgery by nearly 30%, compared with placebo, at 30 days.

  The Company and Lilly are evaluating other potential indications for ReoPro, including the medical therapy of unstable angina, acute myocardial infarction and thrombotic strokes. The Company is currently conducting two Phase II trials with ReoPro in combination with thrombolytic therapy for patients suffering acute myocardial infarction. Additionally, the Company and Lilly are conducting the EPILOG Stent Phase III trial to evaluate the effects of ReoPro in conjunction with stents. The Company and Fujisawa are currently conducting Phase II clinical trials of ReoPro in Japan.

  The Company estimates that in the United States there were about 500,000 angioplasties performed last year. In addition, in the United States, the annual incidence of unstable angina is about 1 million, acute myocardial infarction (heart attack) 1 million, stroke 500,000 and peripheral vascular disease 500,000. All of these procedures and/or conditions are impacted by platelet activation and as a result, ReoPro may have utility.

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

  Avakine (TM) (Infliximab). The Company is currently developing Avakine, also known as cA2, a chimeric monoclonal antibody that binds to tumor necrosis factor alpha, which is believed to be critical to the human body's reaction to inflammation. Avakine is primarily targeted for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease. Avakine works by binding to TNF-a on the cell membrane, neutralizing TNF-a in the blood and destroying TNF-producing cells.

  In December 1997, the Company filed a Biologics License Application with the U.S. Food and Drug Administration for Avakine for the treatment of moderate to severe Crohn's disease, including fistulizing Crohn's disease. The Company plans to file for regulatory approval in Europe during the first half of 1998.

  Crohn's disease is a chronic and debilitating disorder characterized by inflammation of the gastrointestinal tract, and complicated, in some patients, by the appearance of fistulas--painful extensions that occur between the bowel and the skin, mostly in the perianal area, causing drainage of mucous and/or fecal material.

  Clinical trial data were presented at the American College of Gastroenterology meeting in November 1997 which showed that, following a series of three infusions with 5 mg/kg, 68% of Avakine-treated Crohn's patients experienced closure of at least 50% of fistulas for at least two consecutive follow-up visits, (i.e. for at least one month) compared with 26% of placebo patients (p=0.002). Similarly, 55% of patients treated with the same drug regimen experienced closure of all their fistulas at one or more follow-up visits compared with 13% of placebo patients (p=0.001). All of these patients had previously failed standard treatment. Onset of clinical benefit was rapid, with the vast majority of patients achieving a response within two weeks. The average duration of closure was three months.

  Previous clinical trial results among patients with moderate to severe Crohn's disease that had failed to respond to standard treatment were published in the October 9, 1997 edition of The New England Journal of Medicine. These data showed that after a single infusion of 5 mg/kg of Avakine, 82% of patients achieved statistically significant improvement (p<0.001) in disease activity (defined as a ^70 point reduction from baseline in the Crohn's disease activity index (CDAI) at 4 weeks) and 48% of patients achieved disease remission (CDAI<150 at 4 weeks)(p<0.001). Following four additional infusions, given eight weeks apart, Avakine maintained the initial treatment response and more Avakine-treated patients achieved remission.

  According to Company estimates, in the United States there are approximately one million patients with severe rheumatoid arthritis. The Company also believes that in the United States there are approximately 315,000 patients with Crohn's disease in its moderate-to-severe form. Centocor intends to continue studies for expanded indications of Crohn's disease. Studies are also ongoing for Avakine in the treatment of rheumatoid arthritis.

  The Company intends to market and distribute Avakine in the United States through its own direct sales force. The Company has entered into a distribution agreement with Tanabe Seiyaku Co., Ltd. ("Tanabe") under which Tanabe has commenced Phase II clinical testing and has the right to distribute Avakine in Japan. Additionally, the Company is seeking to enter into a distribution arrangement with a partner regarding Avakine for other parts of the world.

  Panorex(R). (Edrecolomab) Panorex is a monoclonal antibody that targets metastatic colon cancer cells. The Panorex antibody binds to colon cancer cells and destroys them using various immunologic mechanisms including complement and/or antibody dependent cellular cytotoxicity. Both mechanisms result in the death of the cancer cells. In patients with colorectal cancer, it is thought that small numbers of cells break away from the primary tumor and spread to other sites such as bone marrow, where they can be detected as "micrometastatic cells" even after surgical removal of the primary tumor. It is thought that the Panorex antibody binds to these "micrometastatic cells" and destroys them, leading to the prolonged survival observed in patients treated with Panorex. Panorex is the first monoclonal antibody product approved for cancer. In December 1994, the Paul Ehrlich Institute, the German regulatory body for vaccines and antibodies, granted the Company marketing authorization for the use of Panorex as an adjuvant therapy in the treatment of post-operative colorectal cancer. During 1993, the Company and Glaxo Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including Panorex. Pursuant to that agreement Glaxo Wellcome is the worldwide distributor of Panorex. See "Business--Marketing and Sales." The Company commenced commercial sales of Panorex in Germany in February 1995.

  In a Phase III trial conducted in Germany, Panorex showed a five-year 30% mortality benefit and 27% reduction in tumor recurrences. Glaxo Wellcome is conducting additional Phase III trials for Panorex, with a three-year survival end-point, in North America, Europe and certain other countries, evaluating patients with colorectal cancer, and also is conducting earlier stage trials in Japan.

  Corsevin M. The Company is developing Corsevin M, an anti-factor VII chimeric monoclonal antibody product intended to be used as an anticoagulant. Factor VII is one of the primary factors that play a role in the blood clotting process. The Company is evaluating protocols for additional clinical trials.

  Gene Vaccines. The Company is developing genetic DNA-based products employing commonly available methods to direct the injected DNA to its target site. The Company has licensed GeneVax technology from a private company, in which the Company holds a significant equity investment. Under that license, the Company has certain rights to develop the GeneVax technology in the cancer field. The Company has supplemented this technology license by acquiring complementary technologies from other companies and institutions. The Company expects to initially focus its development efforts on vaccines for prostate and colorectal cancer. In 1997, the Company commenced Phase I clinical trials to evaluate vaccines for colorectal cancer.

 Diagnostic Products

  Sales of the Company's diagnostics products were approximately $31,777,000 and $41,388,000 for the years ended December 31, 1997 and 1996, respectively.

  In-vitro diagnostic products are used to test patient blood samples outside the body to detect or monitor disease. In this area, the Company has focused principally on developing cancer diagnostic assays, and other in-vitro diagnostic products for infectious disease. The reclassification by the FDA in September 1996 of tumor markers used for monitoring patients with previously diagnosed cancer may increase the likelihood and speed of approval for products within this classification in the United States. A number of the Company's diagnostic assays including CA 125 II, CA 15-3, CA 19-9, CA 72-4 and CYFRA 21-1 fall under this tumor marker classification. The Company currently manufactures and sells the following in-vitro diagnostic products:

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

  CA 15-3 Breast Cancer Test. CA 15-3, which aids in the monitoring of breast cancer, is sold in the United States, certain European countries and Japan.

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

  In June 1997, the Company sold a manufacturing facility in the United Kingdom and its related infectious disease product line. Sales of this product line were $886,000 and $3,253,000 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively.

  P-selectin Profile. In connection with the development and marketing of ReoPro, the Company has recognized the importance of platelet function in cardiovascular disease. Based upon its knowledge in this area, the Company is developing assays intended to enable interventional cardiologists to assess rapidly platelet function and to perform better risk stratification of patients with potentially serious cardiovascular disease. Additionally, the Company is collaborating in the development of devices which, if developed, may permit medical experts to monitor platelet activity and the effect of drugs such as ReoPro with the same precision with which they currently evaluate other aspects of blood coagulation and treatment. The Company believes that the availability of this type of monitoring may address currently unmet medical needs in the hospital emergency room, catheterization lab and coronary care unit. There can be no assurance that the Company will be able to complete the development of these programs or obtain the regulatory approvals necessary for the commercial sale of products.

  The Company is currently developing a point-of-care ("POC") cardiovascular diagnostic test, the P-selectin Profile, designed to allow emergency room physicians to rapidly and accurately rule in for further treatment patients suffering form Acute Coronary Syndrome ("ACS") and rule out for non-cardiac treatment or early discharge patients not suffering ACS. The test is further designed to determine whether patients suffering ACS are suffering a myocardial infarction ("heart attack"), for whom immediate treatment is critical to survival, or unstable angina ("UA"), for whom immediate or longer term treatment is warranted. A heart attack is a condition where the heart muscle is deprived of oxygen, usually due to the blockage of an artery, resulting in irreversible heart muscle damage or potentially death. UA is severe and constant pain and constriction about the heart caused by an insufficient supply of blood to the heart. Current tests for a heart attack include electrocardiograms ("ECG"), which initially fail to diagnose one-half of heart attack cases, and cardiac enzymes, which begin to detect a heart attack only after irreversible damage to the heart muscle has occurred. Based on patient trials conducted to date, the Company believes that the P-selectin Profile offers a unique opportunity to improve the quality of care for ACS patients by complementing existing ECG and cardiac enzyme technologies and to reduce the costs of unnecessary testing and admissions for patients not suffering ACS.

MARKETING AND SALES

  In the therapeutic area, the Company maintains separate arrangements with major pharmaceutical companies for each of its two commercialized products, pursuant to which, in each case, the Company and its respective partner jointly focus on the continued clinical and market development for the product, while the Company's partner primarily conducts the marketing, promotion and distribution of the product. The Company intends to market and distribute Avakine in the United States through its own direct sales force and intends to enter into a distribution arrangement in Europe. In the diagnostics area, the Company maintains distribution agreements with companies that have established positions and distribution networks in relevant market segments. The Company intends to market and distribute the P-selectin Profile directly in the United States and to seek a distribution partner in other parts of the world. The Company is highly dependent upon the ability of its marketing partners to develop and expand markets for the Company's products.

  Pursuant to the agreements between Lilly and the Company, Lilly is the exclusive worldwide distributor of ReoPro except in Japan, where the product, if approved, will be exclusively distributed by Fujisawa. The Company sells ReoPro to Lilly for Lilly's further sale to the end market. The Company is principally responsible for developing and manufacturing ReoPro and for securing regulatory approvals. Lilly is principally responsible for the marketing, selling and distribution of ReoPro, except in Japan. The Company plans to jointly promote ReoPro in the United States with Lilly. See "Recent Developments."

  Pursuant to the Company's agreement with Fujisawa, consummated in August 1996, Fujisawa became the exclusive distributor of ReoPro in Japan. Following approval of ReoPro for sale in Japan, if obtained, the Company will sell ReoPro to Fujisawa for Fujisawa's further sale to the end market in Japan. Fujisawa and the Company are co-developing ReoPro in Japan and will seek jointly to secure regulatory approvals.

  Pursuant to the Company's agreement with Glaxo Wellcome, Glaxo Wellcome is the exclusive worldwide distributor for Panorex. The Company sells Panorex to Glaxo Wellcome for Glaxo Wellcome's further sale to the end market. Glaxo Wellcome is responsible for the continuing clinical development, marketing, sales and distribution of Panorex. The Company is principally responsible for manufacturing Panorex, providing limited clinical support and securing regulatory approvals.

  During 1997 and 1996, approximately 81% and 67%, respectively, of the Company's total product sales were to one customer, Lilly. During 1995, approximately 50% of the Company's total product sales were to three customers as follows: 24% to Lilly, 11% to Glaxo Wellcome and 15% to Toray-Fuji Bionics, Inc.

  Certain financial information by geographic area as well as major customer information is set forth in Part II, Item 8. "Financial Statements and Supplementary Data", Note 12--Geographic and Customer Information.

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

  For the three years ended December 31, 1997, 1996 and 1995, the Company's research and development expenses were $68,623,000, $56,787,000 and $66,235,000, respectively.

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

  The activities required before a pharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to evaluate statistically the efficacy and safety of the product, as required by the FDA. The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological pharmaceutical product in the form of a Biological License Application ("BLA"), for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that any approval required by the FDA will be obtained on a timely basis, if at all.

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

  The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The Company believes it is currently in compliance with all such laws and regulations. The extent of additional governmental regulation that might result from any legislative or administrative action cannot be accurately predicted. Additionally, the European Union is considering regulations which could lead to the ban of products using certain raw materials. The Company's products currently utilize these raw materials and such regulation, if enacted, could prevent the sale of such products in Europe.

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

  Centocor's management believes that its ability to compete in its targeted markets will depend upon, among other things, its ability to develop or acquire, produce and market innovative products. Centocor's management also believes that significant competition will come from established pharmaceutical companies that have greater capital resources, manufacturing and marketing experience, research and development staffs, sales forces and production facilities than Centocor. Such competition is expected to be in the form of a variety of therapeutic products, which may include monoclonal antibody-based, genetic vaccine-based and peptide-based products. There can be no assurance that the activities of others will not render Centocor's products or technologies obsolete or uncompetitive.

ITEM 2. PROPERTIES

  The Company owns four buildings in Malvern, Pennsylvania, and leases one other building at this location. These buildings contain Centocor's corporate offices, research and development laboratories, marketing offices, and certain manufacturing facilities. Space is available in these buildings for future expansion.

  The Company owns a biopharmaceutical manufacturing facility in Leiden, The Netherlands, for the production of monoclonal antibody-based products using a proprietary cell-culture system. This facility has been inspected and approved by the FDA and the equivalent European regulatory agencies. The Company also leases research and development laboratories and office space at this location. The Company manufactures diagnostics products at its facilities in Malvern, Pennsylvania. The Company's diagnostic manufacturing facility has received ISO-9001 certification.

  Each of the Company's lease agreements with respect to its leased facilities is a triple net lease with a remaining term of at least 4 years, under which the Company is responsible for all operating expenses of the facility.

  The Company expects its total investment in property, plant and equipment to increase in 1998 by up to approximately $100,000,000 to support its manufacturing capacity expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility in Malvern to support ReoPro and Avakine production requirements.

ITEM 3. LEGAL PROCEEDINGS

  In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Lilly. Over the course of the litigation, plaintiff asserted eleven different claims for relief and the Company asserted affirmative defenses and a counterclaim against Velos with respect to the license agreement. After rulings on motions for summary judgment filed by both sides, the majority of plaintiff's claims were dismissed. The case proceeded to trial on February 18, 1997 on plaintiff's four remaining claims under the license agreement and on the Company's affirmative defenses and counterclaim. The parties agreed that plaintiff's claim for attorneys fees under the license agreement would be severed to await the outcome of the trial. On March 4, 1997, the jury returned a verdict which, had it become the final judgment of the Court, would have rendered the Company liable to pay plaintiff approximately $4,000,000 plus interest and fees and expenses pursuant to the license agreement. The Company then filed post-trial motions. On September 12, 1997, the Court entered judgment as a matter of law in Centocor's favor, notwithstanding the verdict, with respect to one of Velos' claims that would have resulted in liability of $2,972,806, but the Court denied the motions relating to Centocor's affirmative defenses. The amended judgment against Centocor was in the amount of $1,352,689. In addition, Centocor would have remained liable for future minimum annual royalty payments under the license agreement. Both Centocor and Velos have appealed the judgment. Subsequent to the filing of notices of appeal, and in the fourth quarter of 1997, the parties engaged in mediation at the request of the Court of Appeals and discussed certain terms of a possible settlement. Since December 31, 1997, the parties have been negotiating further the terms of a possible settlement.

  In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and, purchased the Class B limited partnership interest in CPIII in May 1997. See Note 7--Intangible and other assets.

  The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and was brought as a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100,000,000 paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit was then refiled in the Delaware Superior Court. Prior to the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko was subsequently allowed to intervene in the Delaware action and the Chester County action was dismissed. The PaineWebber and Petrisko actions have been consolidated and the action has been certified as a class action. The Company has filed an affirmative defense and counterclaim based on unjust enrichment which seek a setoff on any recovery by the class. Discovery has been completed. In November 1997, Centocor filed a motion for summary judgment as to certain claims asserted in plaintiffs' complaint. Argument on the motion was held on December 29, 1997. The Court has not yet ruled on the motion. A trial in this action is scheduled to commence on March 16, 1998. The Company believes that these actions are without merit and intends to defend them vigorously.

  The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25,000,000 of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which has purchased CPIII limited partnership interests, objected to the settlement. They were permitted to take discovery regarding the settlement and have sought to take additional discovery. A hearing on the adequacy and fairness of the settlement was held on September 4, 1997. No decision has been rendered. See
Note 7--Intangible and Other Assets.

  On January 19, 1998, a purported class action captioned Surgener v. Centocor, Inc. and David P. Holveck was filed in the United States District Court for the Eastern District of Pennsylvania. Other similar suits were filed thereafter. The complaints in these actions charge the Company and its chief executive officer with having violated the federal securities laws. Plaintiffs seek to represent a class of those who purchased Centocor stock between December 2, 1997, and December 16, 1997, inclusive, and allege that defendants made false and misleading statements in connection with earnings forecasts. Damages in an unspecified amount are sought. The Company believes these actions are without merit and intends to defend them vigorously.

  While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded publicly on the Nasdaq National Market under the trading symbol CNTO. The table below sets forth the high and low sale prices for the Company's Common Stock for the periods indicated as reported by the Nasdaq National Market.

                                                               HIGH    LOW
                                                               ----    ----
   Year ended December 31, 1996
     First Quarter.............................................$40     $27 5/8
     Second Quarter............................................ 40 7/8  28
     Third Quarter............................................. 37 7/8  23
     Fourth Quarter............................................ 37 3/8  25 1/2
   Year ended December 31, 1997
     First Quarter............................................. 41 1/4  27 1/2
     Second Quarter............................................ 38 1/4  23 3/8
     Third Quarter............................................. 51 1/4  29 3/4
     Fourth Quarter............................................ 53 3/4  27 1/4

  On February 6, 1998, there were approximately 3,193 holders of record of the Common Stock.

  In June 1996, the Company and Lilly amended their Sales and Distribution Agreement. In July 1996, in consideration of the amendment and other activities in connection with the commercialization and market development of ReoPro, the Company issued 920,716 shares of its common stock in a private-placement transaction under Section 4(2) of the Securities Act of 1933.

  The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                       YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------
                             1993       1994       1995      1996       1997
                           ---------  ---------  --------  ---------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
  Sales..................  $  48,071  $  39,984  $ 65,001  $ 132,130  $196,354
  Contracts:
    Related parties......     10,109      1,652       --         --        --
    Other................     17,750     25,590    13,915      3,355     4,430
                           ---------  ---------  --------  ---------  --------
  Total revenues.........     75,930     67,226    78,916    135,485   200,784
Costs and expenses(1)....    130,683    173,290   126,219    150,815   187,498
Other income
 (expenses)(2)...........    (19,626)   (20,594)   (9,829)     1,862    (2,156)
                           ---------  ---------  --------  ---------  --------
Income (loss) before
 extraordinary item......  $ (74,379) $(126,658) $(57,132) $ (13,468) $ 11,130
Net gain on
 extinguishment of debt..        --         --        --         705       --
                           ---------  ---------  --------  ---------  --------
Income (loss)............  $ (74,379) $(126,658) $(57,132) $ (12,763) $ 11,130
                           =========  =========  ========  =========  ========
Basic earnings (loss) per
 share...................  $   (1.79) $   (2.55) $  (0.98) $   (0.19) $   0.16
                           =========  =========  ========  =========  ========
Diluted earnings (loss)
 per share...............  $   (1.79) $   (2.55) $  (0.98) $   (0.19) $   0.16
                           =========  =========  ========  =========  ========
Weighted average number
 of shares outstanding...     41,482     49,597    58,207     66,475    69,809
Weighted average common
 and dilutive equivalent
 shares outstanding......     41,482     49,597    58,207     66,475    71,770

                                  1993      1994     1995      1996     1997
                                --------  -------- --------  -------- --------
CONSOLIDATED BALANCE SHEET DA-
 TA:
Cash and investments(3)........ $140,028  $184,507 $137,206  $185,817 $206,630
Total assets...................  281,039   305,915  260,284   341,121  405,104
Long-term debt.................  238,100   231,640  231,640    54,765   54,765
Shareholders' equity
 (deficit).....................  (19,194)    5,278  (29,396)  235,910  257,835

  No dividends have been declared or paid during any of the periods presented.
--------
(1) Costs and expenses include the following: (a) charges for acquired research and development of $36,966 in 1994, (b) charge of $3,500 in 1993 related to HA-1A inventory, (c) restructuring charges of $9,387 and $1,642 in 1993 and 1995, respectively, (d) a royalty buyout of $17,098 in 1994 and (e) a write-down of facilities and equipment of $7,870 in 1994.
(2) Other income (expenses) include: (a) a charge of $4,565 in 1997 relating to the loss on the sale of the Company's U.K. diagnostic manufacturing facility and related infectious disease product line and (b) charges of $1,275 and $3,750 in 1994 and 1995, respectively, related to the settlement of certain litigation.
(3) Cash and investments at December 31, 1997 include equity investments classified as available for sale of $11,957, and $7,260 of investments maintained at certain banks as collateral for certain debt outstanding at December 31, 1997. Cash and investments at December 31, 1996 include equity investments classified as available for sale of $9,502, and $7,260 of investments maintained at certain banks as collateral for certain debt outstanding at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETAVASE TRANSACTION

  On February 12, 1998, the Company announced that it has entered into the Purchase Agreement to acquire the Retavase Assets from Roche Healthcare Limited, an affiliate of Roche Holding Ltd., for $335,000,000 in cash. In connection with the Acquisition, Centocor expects to record a one-time, pretax charge of approximately $138,500,000, in the first quarter of 1998, representing the acquisition of in-process research and development. Also during the first quarter, the Company expects to record a one-time tax benefit of approximately $20,000,000 from the recognition of certain deferred tax assets. See "Recent Developments--Pending Acquisition of Retavase", and "Pro Forma Condensed Consolidated Financial Data."

RESULTS OF OPERATIONS

 General

  The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial operating losses. The Company's financial results progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and profitability in full year 1997. The Company expects that its sales of therapeutic and diagnostic products in 1998 will provide sufficient revenues to cover operating expenses and provide net income for the year. The Company's results have been affected by various non-operating events. Excluding such non-operating events, the Company reported operating earnings per share of $.22 in 1997 versus an operating loss of $.20 per share in 1996.

  The Company commenced commercial sales of two therapeutic products in 1995:
ReoPro in January 1995 and Panorex in February 1995. In November 1997, the Company obtained regulatory approvals in the United States and Europe for the expanded use of ReoPro.

  In February 1997, the FASB issued Statement of Financial Standards No. 128, Earnings Per Share ("Statement 128"), which was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented. The Company adopted Statement 128 in December of 1997. The adoption of Statement 128 did not have a significant effect on its financial statements.

  In June 1997, the FASB issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("Statement 130"). This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

  In June 1997, the FASB also issued Statement of Financial Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supercedes Statement of Financial

Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

  The Company has accumulated certain tax attributes such as net operating loss carryforwards and tax credit carryforwards which are assets in the sense that they may provide the Company with future cash flows from the reduction in future tax payments. However, the realization of such assets is not assured as it depends upon future taxable income. Under Statement of Financial Accounting Standard No. 109, the Company is required to recognize all or a portion of net deferred tax assets with corresponding increases to net income, when the Company believes, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized.

  Centocor has approximately $301 million of deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. The Company presently has not concluded that it is more likely than not that it will realize all, or a portion of the benefit of such tax assets. Accordingly, the Company has recorded a 100% valuation allowance against the asset. If the Company determines that all or a part of these deferred tax assets are more likely than not to be realized through sufficient future profitability based on the outcome of certain future events, then the Company will reverse all or part of such valuation allowance and recognize a tax benefit. Until such tax benefit is recognized, the Company's effective tax rate is reflective of the utilization of its net operating loss carryforwards on an annual basis and therefore such rate is expected to be substantially lower than the statutory rate. Should all such deferred tax assets be recognized, the Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

  The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets will impact reported EPS due to the benefit recorded to the statement of operations from the reduction in the Company's valuation allowance.

 Year ended December 31, 1997 compared to year ended December 31, 1996

  The increase in sales for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is principally due to the increase in sales of ReoPro.

  The Company is highly dependent upon the ability of its marketing partners to develop and expand the markets for both ReoPro and Panorex. For the year ended December 31, 1997, ReoPro sales to Lilly were $158,373,000 and Lilly's announced sales to end-users were $254,400,000. For the year ended December 31, 1996, ReoPro sales to Lilly were $88,669,000 and Lilly's announced sales to end-users were $149,300,000. For the year ended December 31, 1997, the Company's sales of Panorex to Glaxo Wellcome were $5,264,000 and Glaxo Wellcome reported to the Company that sales to end-users were approximately $5,653,000. For the year ended December 31, 1996, the Company's sales of Panorex to Glaxo Wellcome were $2,073,000 and Glaxo Wellcome reported to the Company that sales to end-users were approximately $5,375,000. The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end sales to increase in 1998 as market acceptance continues to grow. Therefore, the Company expects its sales of ReoPro to Lilly to increase in 1998 over 1997 levels. Panorex sales to Glaxo Wellcome in 1998 are not expected to have a significant impact on the Company's financial results.

  Diagnostic product sales for the year ended December 31, 1997 were $31,777,000 as compared to $41,388,000 for the year ended December 31, 1996. In June of 1997, the Company completed the sale of its U.K. diagnostic manufacturing facility and its related infectious disease product line. Oncology diagnostic product sales for the year ended December 31, 1997 were $30,097,000 as compared to $37,689,000 for the year ended December 31, 1996. This decrease was due primarily to a reduction in the selling prices of some of the Company's diagnostic bulk products, a reduction in component sales, lower completed kit volumes and, to a lesser extent, the unfavorable impact of foreign currency fluctuations. Diagnostic product sales in 1998 are expected to be at about the same level achieved in 1997 primarily due to lower sales prices and a shift of mix of products sold to more bulk and component products for which the Company receives lower sales revenues.

  The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, the availability of production capacity, as well as the continued availability of necessary raw materials and intermediate inputs into the production process, approval and commercialization of competitive products and ultimately, the degree of acceptance of the Company's products in the marketplace. For the Company's diagnostic products, the level of sales is also dependent upon the extent of and timing of bulk and component sales to marketing partners developing new automated instruments, as well as the mix of completed diagnostic kit sales. The Company is currently attempting to expand its diagnostic distribution channels to include additional distributors on a non-exclusive basis and the Company further expects that current distributors of its completed kits may increase sales of their respective diagnostic kits incorporating the Company's bulk antibodies or components, which the Company expects will result in reduced revenues on certain diagnostic products. The Company's revenues from sales of bulk antibodies and components to partners are lower than revenues from sales of its completed diagnostic kits.

  The Company is also evaluating a number of business strategies to expand and support both its therapeutic and diagnostic products and product candidates including, but not limited to, access to instruments primarily in the diagnostics area, directly participating in the promotion and marketing of certain of the Company's products and product candidates and expanding the Company's production capabilities. In order to implement such strategies, the Company may need to secure financing from the equity or other capital markets or through bank relationships. There can be no assurance that such financing will be available or that these business strategies, or any others, if implemented will be successful in achieving increased product sales for the Company's therapeutic and diagnostic products and product candidates.

  Cost of sales increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due primarily to the increased sales of ReoPro. The Company is required to make certain royalty payments, based on sales of products, which payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1998, the extent of which will depend primarily on the amount and mix of products sold. The Company's gross margin on sales for the year ended December 31, 1997 was approximately 60% as compared to approximately 54% for the year ended December 31, 1996. Gross margin percentage in 1998 is expected to improve over 1997 as production activities increase and further process efficiencies are realized. Factors that can influence gross margin include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

  Research and development expenses for the year ended December 31, 1997 increased as compared to the year ended December 31, 1996 due principally to increased clinical trial activities to expand the indications for ReoPro and the continued development of Avakine. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1998 as compared to 1997 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction and in stroke. In addition, clinical trial activities for Avakine, primarily phase III trials for the Crohn's and severe rheumatoid arthritis indications are expected to continue into 1998.

  Marketing, general and administrative expenses for the year ended December 31, 1997 increased as compared to the year ended December 31, 1996 due principally to ReoPro and Avakine market development efforts. The levels of the Company's marketing, general and administrative expenses are expected to increase in future periods as compared to 1997 levels as the Company expands its market development activities in connection with sales of therapeutic and diagnostic products and directly undertakes the promotion, marketing and sale of any of its therapeutic or diagnostic products. Marketing, general and administrative expenses are expected to increase in 1998 as compared to 1997 due primarily to the Company's increased investment in the direct promotion and sale of Avakine.

  Interest income decreased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due principally to a decrease in the interest rates obtained on the Company's cash and investment balances. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

  Interest expense decreased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due principally to the conversion of the Company's 7 1/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 6 3/4% Convertible Debentures and the repayment of mortgage loans in Europe. Interest expense in future periods will depend upon the level of debt outstanding.

  Other expenses increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to an increase in Centocor's equity in the losses of a company in which Centocor has invested. Centocor does not expect the future equity in the income or losses of this investee company to have a material impact on the Company.

  The Company did not record a provision for income tax for the year ended December 31, 1997 or December 31, 1996. Although the Company reported net income in 1997 for book purposes, after accounting for temporary and permanent differences between reported net income and taxable income, Centocor did not achieve taxable income in 1997. Therefore, no tax provision was recorded in the financial statements.

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

  Diagnostic product sales for the year ended December 31, 1996 were $41,388,000 as compared to $42,859,000 for the same period in 1995. This decrease was due primarily to a one-time $2,176,000 1995 stocking order of reagents to a new customer and the reduction in the percentage of end-user sales that the Company received from the sale of reagents in 1996 due to a change in certain exclusive arrangements to non-exclusive in an effort to allow the Company to increase its market penetration.

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

QUARTERLY RESULTS

  The following table sets forth certain unaudited consolidated statement of operations data for the three years ended December 31, 1997 (in thousands except per share data):

                                                    QUARTER ENDED
                                        ---------------------------------------
                                        MARCH 31, JUNE 30,  SEPT. 30,  DEC. 31,
                                          1995      1995      1995       1995
                                        --------- --------  ---------  --------
Total revenues.........................  $23,995  $ 20,754  $ 19,155   $ 15,012
Cost and expenses:
  Cost of sales........................    8,625     8,071     7,271      5,199
  Research and development.............   13,501    17,008    18,376     17,350
  Marketing, general and
   administrative......................    7,494     7,120     7,643      6,919
  Special charges......................      --        --        --       1,642
                                         -------  --------  --------   --------
Total costs and expenses...............   29,620    32,199    33,290     31,110
Other income (expenses)................   (2,617)   (5,864)    1,980     (3,328)
                                         -------  --------  --------   --------
Net loss...............................  $(8,242) $(17,309) $(12,155)  $(19,426)
                                         =======  ========  ========   ========

                                         MARCH 31,  JUNE 30  SEPT. 30,  DEC. 31,
                                           1996       1996     1996       1996
                                         ---------  -------- ---------  --------
Total revenues.......................... $ 21,882 $ 30,586  $ 39,179   $ 43,838
Cost and expenses:
  Cost of sales.........................   10,554   14,554    17,652     18,334
  Research and development..............   12,548   13,296    15,174     15,769
  Marketing, general and
   administrative.......................    7,403    7,882     8,537      9,112
                                         -------- --------  --------   --------
Total costs and expenses................   30,505   35,732    41,363     43,215
Net gain on extinguishment of debt......      --       705       --         --
Other income (expenses).................   (1,075)     118       549      2,270
                                         -------- --------  --------   --------
Net income (loss)....................... $ (9,698)$ (4,323) $ (1,635)  $  2,893
                                         ======== ========  ========   ========

                                          MARCH 31, JUNE 30,  SEPT. 30, DEC. 31,
                                            1997      1997      1997      1997
                                          --------- --------  --------- --------
Total revenues...........................  $45,036  $53,643    $51,401  $50,704
Cost and expenses:
  Cost of sales..........................   17,806   22,183     18,307   19,662
  Research and development...............   14,337   17,292     18,821   18,173
  Marketing, general and administrative..    9,796    9,588     10,310   11,223
                                           -------  -------    -------  -------
Total costs and expenses.................   41,939   49,063     47,438   49,058
Other income (expenses)..................      244   (3,840)       678      762
Provision for income taxes...............       70       20        200     (290)
                                           -------  -------    -------  -------
Net income...............................  $ 3,271  $   720    $ 4,441  $ 2,698
                                           =======  =======    =======  =======

  The Company's results, as a percentage of total revenues, have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the timing of research and development expenses, the level of product sales, the completion or commencement of significant contracts, a reduction in the valuation allowance relating to the Company's deferred tax assets and foreign exchange fluctuations.

PER SHARE CALCULATIONS

  At December 31, 1997, approximately 3,971,115 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. The approximately 898,000 shares issuable upon conversion of the 6 3/4% Convertible Debentures are not considered Common Stock equivalents and are not included in the calculation of basic or diluted per share data but would be included in the calculation of diluted per share data if their effect is dilutive.

  No Common Stock equivalents or shares issuable upon conversion of the 6 3/4% Convertible Debentures were included in the per share calculations for any year presented since to do so would have been antidilutive. In March 1996, the Company completed a public offering of 4,025,000 shares. In April 1996, the Company issued 3,450,000 shares as a result of the conversion of the Company's 7 1/4% Convertible Notes. In July 1996, the Company issued 920,716 shares in connection with its agreements with Lilly. These shares have been included in the per share calculations and, depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 6 3/4% Convertible Debentures in its calculations of per share data for such periods if the effect would be dilutive.

LIQUIDITY AND CAPITAL RESOURCES

  The Company, since inception, has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities. The Company's financial results have progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and for the full year 1997.

  The Company's total cash, cash equivalents and investments increased by $20,813,000 from December 31, 1996, principally as a result of cash received from operations and the exercise of options as discussed below, partially offset by investments in fixed assets. The Company's future financial condition is dependent upon the Company's rate of net cash inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including Avakine, will have a material adverse effect on the Company.

  At December 31, 1997, the Company had cash, cash equivalents and investments of $206,630,000, including equity investments of $11,957,000. For the year ended December 31, 1997, the Company had cash flows from operations of $33,715,000. The Company's total cash flows for the year ended December 31, 1997 included the receipt of $8,996,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. In the first quarter of 1996, the Company completed a public equity offering of 4,025,000 shares of common stock. The net proceeds to the Company from the offering were $125,916,000.

Upon completion of the offering, the Company initiated redemption of the remaining 7 1/4% Convertible Notes due February 2001 most of which were converted into common stock in the second quarter of 1996. Also in the second quarter of 1996, the Company purchased $70,235,000 of the 6 3/4% Convertible Debentures. In the third quarter of 1996, the Company received $15,000,000 in connection with its agreements with Fujisawa. Additionally, in the fourth quarter 1996, the Company repaid both its mortgage debt and long-term note related to its Leiden facility in the amount of $15,141,000. At December 31, 1997, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding. At December 31, 1997, the Company has a note payable of $5,940,000 which is secured by investments at the lending bank of $7,260,000. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1998.

  Inventory at December 31, 1997 increased as compared to December 31, 1996 due primarily to increased production of ReoPro.

  Gross property, plant and equipment at December 31, 1997 increased compared to December 31, 1996, principally due to the investment of $23,570,000 for the purchase of property and equipment partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies and the sale of the Company's U.K. manufacturing facility and related infectious disease product line in the second quarter of 1997. The Company expects its total investments in property, plant and equipment to increase in 1998 by an amount up to approximately $100,000,000 for its manufacturing capacity expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility in Malvern to support ReoPro and Avakine production requirements.

  Long-term investments at December 31, 1997 increased as compared to December 31, 1996 principally due to an increase in the carrying value of an investment classified as available for sale. In 1996 the Company acquired an investment, ChromaVision Medical Systems Inc., as compensation for its prior research and commercialization efforts and the exchange of a commercialization license. The Company's historical basis in this investment was $770,000 and was valued at $8,665,000 at December 31,1997. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity.

  Intangible and other assets at December 31, 1997 increased as compared to December 31, 1996 resulting primarily from the advance payment of approximately $13,600,000 to the former limited partners of CPIII in January 1997 in connection with the exercise of the Company's option to purchase the limited partnership interest in CPIII. In June 1997, the Company announced that it reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay the former CPIII limited partners $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million and a revision to the royalties payable to the former CPIII limited partners. The Company expects to pay $15,800,000 in 1998. The Company has recorded these probable payments to the former CPIII limited partners as a prepaid royalty, a component of Intangible and other assets in the second quarter of 1997.

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

  In October 1997, the Company announced that its subsidiary, Centocor Diagnostics, had filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering by Centocor Diagnostics of shares of its Class A Common Stock. The Company will not sell any shares of Centocor Diagnostics stock in the offering. The proceeds of the offering were to be used for capital expenditures related principally to Centocor Diagnostics' cardiovascular diagnostic program, working capital, product research and development, and other general corporate purposes. In December 1997, the Company announced that the initial public offering of Centocor Diagnostics, Inc. has been postponed due to market conditions.

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

PRODUCT LIABILITY AND PRODUCT RECALL

  The testing and marketing of medical products entails an inherent risk of product liability. There is also a risk that circumstances might develop requiring a product recall. The Company maintains limited product liability insurance coverage. Centocor's business may be materially adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.

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

YEAR 2000 ISSUES

  The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the two digit year value to 00. The risk is that computer systems will not properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous date or cause a system to fail, resulting in business interruption.

  The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's marketing partners, suppliers, and various vendors, and the Company is coordinating its efforts to address the Year 2000 issue with those entities. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversation that is incompatible with the Company's systems, would not have material adverse effect on the Company.

  With respect to its own computer systems, the Company is upgrading, generally, in order to meet the demands of its expanding business. In the process the Company is taking steps to identify, correct or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid 1999, allowing adequate time for testing. The Company presently believes that with modification to existing software and conversations to new software, the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issue, there can be no assurances that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

  Since the Company currently plans to upgrade the majority of its systems regardless of the Year 2000 problem, management has not separately assessed the Year 2000 compliance expense and related potential effect on the Company's earnings.

  The mid-1999 date by which the Company plans to complete its upgrades and Year 2000 modifications is management's best estimate, which was derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that this estimate will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

INFLATION

  The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Notes 5 and 9)................. $ 85,565  $ 55,953
  Short-term investments (Notes 5 and 9)....................  109,108   120,362
  Accounts and contracts receivable.........................   26,459    27,440
  Interest receivable.......................................    1,394     2,147
  Inventory (Note 6)........................................   27,777    23,815
  Prepaid expenses..........................................    3,053     4,279
  Other current assets......................................    1,489       752
                                                             --------  --------
                                                              254,845   234,748
PROPERTY, PLANT AND EQUIPMENT (NOTE 9):
  Land......................................................    6,044     6,176
  Buildings.................................................   62,913    65,431
  Equipment, furniture, fixtures and improvements...........   62,869    68,403
  Construction in progress..................................   24,614     1,481
                                                             --------  --------
                                                              156,440   141,491
  Less accumulated depreciation.............................  (79,426)  (79,954)
                                                             --------  --------
                                                               77,014    61,537
LONG-TERM INVESTMENTS (NOTE 5)..............................   11,957     9,502
INTANGIBLE AND OTHER ASSETS (NOTE 7)........................   61,288    35,334
                                                             --------  --------
    Total assets............................................ $405,104  $341,121
                                                             ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                                    DECEMBER 31,
                                                ----------------------
                                                   1997        1996
                                                ----------  ----------
                                                   (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS'
            EQUITY
CURRENT LIABILITIES:
  Accounts payable...........................   $   15,651  $    9,543
  Accrued expenses (Note 8)..................       54,203      28,940
  Unearned revenues..........................          --          100
  Notes payable (Note 9).....................        5,940       6,897
  Other current liabilities
   (Note 10).................................       15,800         --
                                                ----------  ----------
                                                    91,594      45,480
LONG-TERM DEBT (NOTE 9)......................       54,765      54,765
OTHER LIABILITIES............................          910       1,127
MINORITY INTEREST............................          --        3,839
SHAREHOLDERS' EQUITY (NOTES 2, 5 AND 11):
  Preferred Stock, $.01 par value,
   10,000 shares authorized, none issued.....          --          --
  Common Stock, $.01 par value, 100,000
   shares authorized and 70,146 and
   69,177 issued and outstanding at
    December 31, 1997 and 1996,
   respectively...............................         701         692
  Additional paid-in
   capital....................................   1,060,158   1,050,062
  Deficit.....................................    (810,472)   (821,602)
  Unrealized gain on
   marketable securities......................       7,894       2,342
  Cumulative foreign currency
   translation adjustments....................        (446)      4,416
                                                ----------  ----------
                                                   257,835     235,910
                                                ----------  ----------
    Total liabilities and
     shareholders' equity.....................  $  405,104  $  341,121
                                                ==========  ==========


          See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                            (IN THOUSANDS EXCEPT PER SHARE
                                                        DATA)
REVENUES:
  Sales................................... $  196,354  $  132,130  $   65,001
  Contracts...............................      4,430       3,355      13,915
                                           ----------  ----------  ----------
                                              200,784     135,485      78,916
COSTS AND EXPENSES:
  Cost of sales...........................     77,958      61,094      29,166
  Research and development................     68,623      56,787      66,235
  Marketing, general and administrative...     40,917      32,934      29,176
  Other charges (Note 14).................        --          --        1,642
                                           ----------  ----------  ----------
                                              187,498     150,815     126,219
OTHER INCOME (EXPENSES):
  Interest income.........................      9,607      10,276      10,126
  Interest expense........................     (3,938)     (8,351)    (17,001)
  Loss on sale of facility and related
   business (Note 14).....................     (4,565)        --          --
  Litigation settlement (Note 14).........        --          --       (3,750)
  Other...................................     (3,260)        (63)        796
                                           ----------  ----------  ----------
                                               (2,156)      1,862      (9,829)
                                           ----------  ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM... $   11,130  $  (13,468) $  (57,132)
                                           ----------  ----------  ----------
EXTRAORDINARY ITEM:
  Net gain on extinguishment of debt (Note
   9).....................................        --          705         --
                                           ----------  ----------  ----------
NET INCOME (LOSS)......................... $   11,130  $  (12,763) $  (57,132)
                                           ==========  ==========  ==========
BASIC EARNINGS (LOSS) PER SHARE:
  Before extraordinary item............... $     0.16  $    (0.20) $    (0.98)
  Extraordinary item...................... $      --   $     0.01  $      --
                                           ----------  ----------  ----------
  Net income (loss) per share............. $     0.16  $    (0.19) $    (0.98)
                                           ==========  ==========  ==========
DILUTED EARNINGS (LOSS) PER SHARE:
  Before extraordinary item............... $     0.16  $    (0.20) $    (0.98)
  Extraordinary item...................... $      --   $     0.01  $      --
                                           ----------  ----------  ----------
  Net income (loss) per share............. $     0.16  $    (0.19) $    (0.98)
                                           ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING..............................     69,809      66,475      58,207
                                           ==========  ==========  ==========
WEIGHTED AVERAGE COMMON AND DILUTIVE
 EQUIVALENT SHARES OUTSTANDING............     71,770      66,475      58,207
                                           ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997      1996       1995
                                                 --------  ---------  ---------
                                                        (IN THOUSANDS)
Cash flows from (used for) operating activi-
 ties:
 Net income (loss).............................  $ 11,130  $ (12,763) $ (57,132)
 Adjustments to reconcile net income (loss) to
  net cash from (used for) operating
  activities:
  Loss on sale of facility and related
   business....................................     4,565        --         --
  Net gain on extinguishment of debt...........       --        (705)       --
  Provisions for depreciation and
   amortization................................    14,617     14,004     16,394
  Amortization of deferred income..............      (100)       (83)    (1,616)
  Share of loss in equity investee.............     3,664        919        204
  Changes in assets and liabilities:
    Accounts and contracts receivable..........    (1,136)   (16,044)       378
    Interest receivable........................       745       (512)      (542)
    Inventory..................................    (4,561)    (4,096)    (4,519)
    Prepaid expenses...........................    (2,621)    (4,409)    (3,568)
    Other current assets.......................      (825)      (110)       462
    Intangible and other assets................   (19,345)      (127)    (1,456)
    Accounts payable...........................       450      5,537     (2,425)
    Unearned revenue...........................       --         --          46
    Accrued expenses and other liabilities.....    27,349      5,706     (2,941)
    Other long-term liabilities................      (217)      (155)       164
                                                 --------  ---------  ---------
  Net cash from (used for) operating
   activities..................................    33,715    (12,838)   (56,551)
Cash flows used for investing activities:
 Purchases of investments......................   (97,649)  (115,577)  (147,381)
 Sales of investments..........................   106,065    110,650    136,490
 Sale of facility and related business.........     2,835        --         --
 Purchases of fixed assets.....................   (23,570)    (4,674)    (4,845)
                                                 --------  ---------  ---------
  Net cash used for investing activities.......   (12,319)    (9,601)   (15,736)
Cash flows from financing activities:
 Net proceeds from issuance of Common Stock
  relating to public offering..................       --     125,916        --
 Net proceeds from other issuances of Common
  Stock........................................     8,996     20,791     18,557
 Reduction of long-term debt and notes pay-
  able.........................................       --     (84,537)    (9,615)
                                                 --------  ---------  ---------
  Net cash from financing activities...........     8,996     62,170      8,942
Effect of foreign currency translation.........      (780)       220        422
                                                 --------  ---------  ---------
Net increase (decrease) in cash and cash equiv-
 alents........................................    29,612     39,951    (62,923)
Beginning cash and cash equivalents............    55,953     16,002     78,925
                                                 --------  ---------  ---------
Ending cash and cash equivalents...............  $ 85,565  $  55,953  $  16,002
                                                 ========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            COMMON STOCK
                         -------------------
                                                                        NET UNREALIZED    CUMULATIVE
                                                                           GAIN ON     FOREIGN CURRENCY
                         NUMBER OF             ADDITIONAL                 MARKETABLE     TRANSLATION
                          SHARES   PAR VALUE PAID IN CAPITAL  DEFICIT     SECURITIES     ADJUSTMENTS
                         --------- --------- --------------- ---------  -------------- ----------------
                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1994...................  57,081     $571      $  750,175    $(751,707)     $  --           $6,239
Issued upon exercise of
 options and warrants...   1,388       14          18,323          --          --              --
Issued to employee
 benefit plan...........      31      --              511          --          --              --
Vested pursuant to
 restricted stock award
 plan...................      38      --            1,059          --          --              --
Translation
 adjustments............     --       --              --           --          --              209
Carrying value
 adjustments............     --       --              --           --        2,342             --
Net loss................     --       --              --       (57,132)        --              --
                          ------     ----      ----------    ---------      ------          ------
BALANCE AT DECEMBER 31,
 1995...................  58,538      585         770,068     (808,839)      2,342           6,448
Issued upon exercise of
 options and warrants...   1,596       16          18,015          --          --              --
Issued to employee
 benefit plan...........      71        1             379          --          --              --
Issued upon stock
 offering...............   4,025       40         125,916          --          --              --
Issued upon conversion
 of debt................   3,831       38         106,302          --          --              --
Amendment to Sales and
 Distribution Agreement
 with Lilly.............     921        9          26,991          --          --              --
Vested pursuant to
 restricted stock award
 plan...................      60        1             760          --          --              --
Warrants retired
 pursuant to Tocor II
 exchange offer.........     135        2           1,631          --          --              --
Translation
 adjustments............     --       --              --           --          --           (2,032)
Net loss................     --       --              --       (12,763)        --              --
                          ------     ----      ----------    ---------      ------          ------
BALANCE AT DECEMBER 31,
 1996...................  69,177      692       1,050,062     (821,602)      2,342           4,416
Issued upon exercise of
 options and warrants...     876        9           8,989          --          --              --
Issued to employee
 benefit plan...........       9      --              320          --          --              --
Vested pursuant to
 restricted stock award
 plan...................      84      --              787          --          --              --
Translation
 adjustments............     --       --              --           --          --           (4,862)
Carrying value
 adjustments............     --       --              --           --        5,552             --
Net income..............     --       --              --        11,130         --              --
                          ------     ----      ----------    ---------      ------          ------
BALANCE AT DECEMBER 31,
 1997...................  70,146     $701      $1,060,158    $(810,472)     $7,894          $ (446)
                          ======     ====      ==========    =========      ======          ======



          See accompanying Notes to Consolidated Financial Statements.

                                CENTOCOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

DESCRIPTION OF BUSINESS

  Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company the mission of which is to develop or otherwise acquire and commercialize novel therapeutic and disgnostic products and services that solve critical needs in human healthcare, with a primary technological focus on monoclonal antibodies and DNA-based products.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 Property, plant and equipment and depreciation

  Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, the depreciable lives are as follows:

    Equipment, furniture and fixtures................................  3-5 years
    Land improvements................................................   10 years
    Leasehold improvements...........................................   10 years
    Building and building improvements............................... 31.5 years

                                CENTOCOR, INC.

  Leasehold improvements are amortized over the applicable lease period or their estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense, and major renewals and improvements are capitalized.

 Intangible and Other Assets

  Intangible and other assets are stated at cost, net of accumulated amortization. Amortization is provided using either the straight-line method or more applicable methods over the estimated useful lives of the assets, generally 3 to 20 years. Intangable and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cash flows.

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

  Sales revenues are recognized at the time the goods are shipped or when title to the goods passes to the buyer. For certain bulk reagents, sales revenues are recognized upon confirmation from the Company's customers that product has been shipped to the final end user.

 Income Taxes

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

 Per Share Data

  The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. Common Stock issuable upon conversion of convertible debt securities are included in the calculation of diluted per share data if their effect is dilutive.

 Foreign Currency Translation

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

                                CENTOCOR, INC.

 Fair Value of Financial Instruments

  The FASB issued Statement of Financial Accounting Standards No.107, Disclosures About Fair Value of Financial Instruments, which defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, short term investments, accounts and contracts receivable, prepaid expenses, interest receivable, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. See Note 9 for information regarding the fair value of the Company's long-term debt and notes payable.

NOTE 3

COMMITMENTS AND CONTINGENCIES

 Liquidity and Capital Resources

  The Company, since inception, has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities. The Company's financial results have progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and for the full year 1997.

  The Company's total cash, cash equivalents and investments increased by $20,813,000 from December 31, 1996, principally as a result of cash received from operations and the exercise of options as discussed below, partially offset by investments in fixed assets. The Company's future financial condition is dependent upon the Company's rate of net cash inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of both diagnostic and therapeutic products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of the Company's products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory approvals expanding the authorized use of ReoPro and other products or permitting the commercial sale of any of the Company's product candidates under development will be obtained. Failure to obtain additional timely FDA or other regulatory approvals for the use of ReoPro or other product candidates, including Avakine, will have a material adverse effect on the Company.

 Legal Proceedings

  In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Lilly. Over the course of the litigation, plaintiff asserted eleven different claims for relief and the Company asserted affirmative defenses and a counterclaim against Velos with respect to the license agreement. After rulings on motions for summary judgment filed by both sides, the majority of plaintiff's claims were dismissed. The case proceeded to trial on February 18, 1997 on plaintiff's four remaining claims under the

                                CENTOCOR, INC.

license agreement and on the Company's affirmative defenses and counterclaim. The parties agreed that plaintiff's claim for attorneys fees under the license agreement would be severed to await the outcome of the trial. On March 4, 1997, the jury returned a verdict which, had it become the final judgment of the Court, would have rendered the Company liable to pay plaintiff approximately $4,000,000 plus interest and fees and expenses pursuant to the license agreement. The Company then filed post-trial motions. On September 12, 1997, the Court entered judgment as a matter of law in Centocor's favor, notwithstanding the verdict, with respect to one of Velos' claims that would have resulted in liability of $2,972,806, but the Court denied the motions relating to Centocor's affirmative defenses. The amended judgment against Centocor was in the amount of $1,352,689. In addition, Centocor would have remained liable for future minimum annual royalty payments under the license agreement. Both Centocor and Velos have appealed the judgment. Subsequent to the filing of notices of appeal, and in the fourth quarter of 1997, the parties engaged in mediation at the request of the Court of Appeals and discussed certain terms of a possible settlement. Since December 31, 1997, the parties have been negotiating further the terms of a possible settlement.

  In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and, purchased the Class B limited partnership interest in CPIII in May 1997. See Note 7--Intangible and other assets.

  The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and was brought as a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100,000,000 paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit was then refiled in the Delaware Superior Court. Prior to the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko was subsequently allowed to intervene in the Delaware action and the Chester County action was dismissed. The PaineWebber and Petrisko actions have been consolidated and the action has been certified as a class action. The Company has filed an affirmative defense and counterclaim based on unjust enrichment which seek a setoff on any recovery by the class. Discovery has been completed. In November 1997, Centocor filed a motion for summary judgment as to certain claims asserted in plaintiffs' complaint. Argument on the motion was held on December 29, 1997. The Court has not yet ruled on the motion. A trial in this action is scheduled to commence on March 16, 1998. The Company believes that the these actions are without merit and intends to defend them vigorously.

  The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acts as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25,000,000 of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action

                                CENTOCOR, INC.

and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which has purchased CPIII limited partnership interests, objected to the settlement. They were permitted to take discovery regarding the settlement and have sought to take additional discovery. A hearing on the adequacy and fairness of the settlement was held on September 4, 1997. No decision has been rendered. See
Note 7--Intangible and Other Assets.

  On January 19, 1998, a purported class action captioned Surgener v. Centocor, Inc. and David P. Holveck was filed in the United States District Court for the Eastern District of Pennsylvania. Other similar suits were filed thereafter. The complaints in these actions charge the Company and its chief executive officer with having violated the federal securities laws. Plaintiffs seek to represent a class of those who purchased Centocor stock between December 2, 1997, and December 16, 1997, inclusive, and allege that defendants made false and misleading statements in connection with earnings forecasts. Damages in an unspecified amount are sought. The Company believes these actions are without merit and intends to defend them vigorously.

  While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.

 Royalties

  In January 1997, the Company exercised its option to acquire the limited partnership interests in CPIII and made an advance payment of approximately $13,598,000 in cash to the Class A and Class C limited partners of CPIII. The Company recorded this payment as a prepaid royalty in January 1997. In addition, the Company is required to make future royalty payments to the former limited partners of CPIII based upon future sales of ReoPro.

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

  The Company has entered into agreements to support research at certain research institutions. These agreements, which grant the Company licenses and/or options to license certain technology resulting from the research, generally require the Company to pay royalties to such institutions on the sales of any products that utilize the licensed technology. Further, the Company has licenses under certain patents, patent applications and technology and pays the licensors or their licensees royalties under such agreements

                                CENTOCOR, INC.

  The Company has entered into indemnity agreements with the former limited partners of CCIP, CPII and CPIII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

  All royalties are reflected in cost of sales as incurred. Royalty costs represent a significant percentage of sales.

 Product Liability and Product Recall

  The testing and marketing of medical products entails an inherent risk of product liability. There is also a risk that circumstances might develop requiring a product recall. The Company maintains limited product liability insurance coverage. Centocor's business may be materially adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.

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

  In June 1996, the Company and Lilly amended the Sales and Distribution Agreement. Under the amendment, Lilly no longer has the right to buy ReoPro for resale in Japan; however, Lilly will maintain its exclusive right to buy and resell ReoPro in the rest of the world. In July 1996, in consideration of the amendment and other activities in connection with the commercialization and market development of ReoPro, the Company issued 920,716 shares of its Common Stock to Lilly.

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

                                CENTOCOR, INC.

 Relationship with Glaxo Wellcome plc

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

NOTE 5

CASH EQUIVALENTS AND INVESTMENTS

  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Securities that the Company does not intend to hold to maturity are classified either as "available for sale" or as "trading" and are carried at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of shareholders' equity. Unrealized gains and losses on specific securities classified as trading are reported in earnings.

  At December 31, 1997, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                                           UNREALIZED
                                                         --------------
                                                ADJUSTED                 FAIR
                                                  COST   GAINS (LOSSES)  VALUE
                                                -------- ----- -------- -------
Trading securities:
  Securities and obligations of the U.S.
   Treasury and other U.S. government
   agencies.................................... $26,986  $ 98    $ (1)  $27,083
  Other short-term obligations.................   6,126   --      --      6,126
  Corporate bonds and commercial paper.........   4,035     3      (3)    4,035
                                                -------  ----    ----   -------
                                                $37,147  $101    $ (4)  $37,244
                                                =======  ====    ====   =======

                                                         UNREALIZED
                                              ADJUSTED --------------- CARRYING
                                                COST   GAINS  (LOSSES)  VALUE
                                              -------- ------ -------- --------
Investments available for sale:
  Equity securities.......................... $  4,063 $7,894  $ --    $ 11,957
                                              ======== ======  =====   ========
                                                         UNREALIZED
                                              ADJUSTED ---------------   FAIR
                                                COST   GAINS  (LOSSES)  VALUE
                                              -------- ------ -------- --------
Investments held to maturity:
  Securities and obligations of the U.S.
   Treasury and other U.S. government
   agencies.................................. $108,048 $   13  $ (45)  $108,016
  Certificates of deposit....................    7,550    --     --       7,550
                                              -------- ------  -----   --------
                                              $115,598 $   13  $ (45)  $115,566
                                              ======== ======  =====   ========

                                 CENTOCOR, INC.

  At December 31, 1997, these securities were classified as follows (in thousands):

    Cash equivalents.................................................. $ 43,734
    Short-term investments............................................  109,108
    Long-term investments.............................................   11,957
                                                                       --------
                                                                       $164,799
                                                                       ========

  The Company has agreed to maintain investments with fair values of $7,260,000 as of December 31, 1997 at certain banks as collateral for loans from those banks. See Note 9--Debt.

  At December 31, 1996, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                                         UNREALIZED
                                             ADJUSTED ----------------   FAIR
                                               COST    GAINS  (LOSSES)  VALUE
                                             -------- ------- -------- --------
Trading securities:
  Securities and obligations of the U.S.
   Treasury and other U.S. government
   agencies................................. $20,058  $    20   $(18)  $20,060
  Other short-term obligations..............   1,024      --     --      1,024
  Corporate bonds and commercial paper......   3,875        6     (3)    3,878
                                             -------  -------   ----   -------
                                             $24,957  $    26   $(21)  $24,962
                                             =======  =======   ====   =======
                                                         UNREALIZED
                                             ADJUSTED ---------------- CARRYING
                                               COST    GAINS  (LOSSES)  VALUE
                                             -------- ------- -------- --------
Investments available for sale:
  Equity securities......................... $ 7,160  $ 2,342   $--    $ 9,502
                                             =======  =======   ====   =======

                                                          UNREALIZED
                                               CARRYING --------------   FAIR
                                                VALUE   GAINS (LOSSES)  VALUE
                                               -------- ----- -------- --------
Investments held to maturity:
  Securities and obligations of the U.S.
   Treasury and other U.S. government
   agencies................................... $111,488 $ 46   $(117)  $111,417
  Certificates of deposit.....................    8,603  --      --       8,603
  Corporate bonds and commercial paper........    7,872    8      (4)     7,876
                                               -------- ----   -----   --------
                                               $127,963 $ 54   $(121)  $127,896
                                               ======== ====   =====   ========

  At December 31, 1996, these securities were classified as follows (in thousands):

    Cash equivalents.................................................. $ 32,563
    Short-term investments............................................  120,362
    Long-term investments.............................................    9,502
                                                                       --------
                                                                       $162,427
                                                                       ========

                                CENTOCOR, INC.

NOTE 6

INVENTORY

  Inventory, net of reserves, consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
    Raw materials............................................... $ 4,646 $ 5,824
    Work in process.............................................  12,850   7,948
    Finished goods..............................................  10,281  10,043
                                                                 ------- -------
                                                                 $27,777 $23,815
                                                                 ======= =======

  Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that additional reserves for inventories will not be required in the future.

NOTE 7

INTANGIBLE AND OTHER ASSETS

  Intangible and other assets consist of the following, net of accumulated amortization of $16,311,000 and $10,804,000 at December 31, 1997 and 1996,
respectively, (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
    Licenses................................................... $ 5,339 $ 5,378
    Goodwill...................................................     --    5,158
    Prepaid royalties related to CPIII.........................  29,398     --
    Debt issuance costs........................................     598     755
    Deferred charges...........................................  23,084  23,026
    Other......................................................   2,869   1,017
                                                                ------- -------
                                                                $61,288 $35,334
                                                                ======= =======

  Prepaid royalties related to CPIII at December 31, 1997 represent an advance payment of approximately $13,600,000 in cash paid to the former limited partners of CPIII in connection with the purchase of the limited partnership interests in CPIII and an additional $15,800,000 payable to the former limited partners of CPIII in connection with the revision of future royalties. See
Note 3--Commitments and Contingencies.

  Deferred charges at December 31, 1997 and 1996 include a prepayment of certain future royalties and a prepayment associated with the commercialization and market development of ReoPro.

  In June 1997, the Company sold its U.K. diagnostic manufacturing facility and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997, a component of which was the write-off of goodwill on the facility and related business.

  Licensing agreements and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cash flows.

                                CENTOCOR, INC.

NOTE 8

ACCRUED EXPENSES

  Accrued expenses consist of the following (in thousands):

    DECEMBER 31,                                                  1997    1996
    ------------                                                 ------- -------
    Compensation................................................ $10,177 $ 7,320
    Interest....................................................     824     823
    Research....................................................  17,541   5,496
    Royalties...................................................  17,561   7,973
    Other.......................................................   8,100   7,328
                                                                 ------- -------
                                                                 $54,203 $28,940
                                                                 ======= =======

NOTE 9

DEBT

 Notes Payable

  Notes payable at December 31, 1997 and 1996 consists of $5,940,000 and $6,897,000, respectively, of borrowings under short-term notes at an interest rate of 3.9 and 3.2 percent per annum at December 31, 1997 and 1996, respectively, payable in Dutch guilders no later than March 28, 1998. These borrowings are secured by investments at the lending bank of $7,260,000.

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

  In the second quarter of 1996, the Company purchased $70,235,000 of its 6 3/4% Convertible Debentures which were subsequently retired. At December 31, 1997 and 1996, $54,765,000 of the 6 3/4% Convertible Debentures remain outstanding and are convertible into approximately 898,000 shares of the Company's Common Stock.

  The fair value of the Company's long-term debt at December 31, 1997 (consisting of the Company's 6 3/4% Convertible Debentures outstanding), principally determined by quoted market prices, was $54,765,000 as compared to its carrying value of $54,765,000. The carrying amount of the Company's notes payable at December 31, 1997 approximates their fair value.

  7 1/4% Percent Notes

  In March 1996, the Company called for redemption of 7 1/4% Convertible Notes at a redemption price of 103.222 percent of the outstanding principal amount. The outstanding principal amount of the 7 1/4% Convertible

                                CENTOCOR, INC.

Notes was $106,640,000 at December 31, 1995. The Company issued approximately 3,831,000 shares of Common Stock upon conversion of approximately $106,302,000 principal amount of the 7 1/4% Convertible Notes and paid $338,000 in cash to redeem the remaining 7 1/4% Convertible Notes outstanding which were not converted.

NOTE 10

OTHER CURRENT LIABILITIES

  In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro (See Note 3). The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay the former limited partners of CPIII $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million and a revision to the royalties payable to the former limited partners of CPIII. At December 31, 1997 the Company has recorded a current liability for the $15,800,000 for these probable payments to the former limited partners of CPIII.

NOTE 11

SHAREHOLDERS' EQUITY

 Capital Stock

  In 1997, the Company issued 876,000 shares of its Common Stock par value $.01 per share in connection with the exercise of options. In 1996 and 1995, respectively, the Company issued 1,596,000 and 1,388,000 shares of its Common Stock in connection with the exercise of options and warrants. In March 1996, the Company completed a public offering of 4,025,000 shares, and in April 1996 the Company issued 3,450,000 shares as a result of conversion of the Company's 7 1/4% Convertible Notes. Additionally, in July 1996, the Company issued 920,716 shares in connection with its agreements with Lilly. At December 31, 1997, approximately 6,661,000 shares of Common Stock were reserved for issuance upon exercise of stock options, pursuant to employee retirement savings and stock award plans and agreements, and upon conversion of convertible debt securities. Additionally, at December 31, 1997 and 1996, respectively, approximately 385,000 shares of preferred stock were reserved for issuance under a shareholder rights plan which is further described below.

 Warrants

  At December 31, 1996, warrants to purchase approximately 127,000 shares of the Company's Common Stock were outstanding at an exercise price of $49.75, exercisable to December 31, 1997. At December 31, 1997 the warrants lapsed without exercise.

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

                                CENTOCOR, INC.

  The following table summarizes the activity with respect to the Company's stock options (in thousands except per share amounts):

                                                                 EXERCISE PRICE
                                                        OPTIONS    PER SHARE
                                                        -------  --------------
Outstanding, December 31, 1994.........................  4,958   $ 6.500-53.500
Granted................................................    713   $ 9.875-24.000
Lapsed or canceled.....................................   (678)  $ 6.875-31.750
Exercised..............................................   (336)  $ 6.500-53.500
                                                        ------   --------------
Outstanding, December 31, 1995.........................  4,657   $ 6.875-51.750
Granted................................................    749   $14.125-39.375
Lapsed or canceled.....................................   (278)  $ 6.875-51.750
Exercised.............................................. (1,162)  $ 6.875-22.625
                                                        ------   --------------
Outstanding, December 31, 1996.........................  3,966   $ 6.875-51.750
Granted................................................    766   $23.750-52.500
Lapsed or canceled.....................................    (74)  $ 7.125-51.000
Exercised..............................................   (876)  $ 6.875-38.310
                                                        ------   --------------
Outstanding, December 31, 1997.........................  3,782   $ 6.875-52.500
                                                        ======   ==============

  At December 31, 1997, the weighted-average remaining contractual life of outstanding options was 6.73 years. The weighted-average exercise price of the options outstanding as of December 31, 1997 and 1996 was $22.57 and $17.50, respectively.

  At December 31, 1997, options to purchase a total of approximately 2,112,000 shares of Common Stock were exercisable, and approximately 1,670,000 options become exercisable as follows (in thousands):

    YEARS ENDING DECEMBER 31,                                              SHARES
    -------------------------                                              ------
       1998...............................................................  617
       1999...............................................................  489
       2000...............................................................  390
       2001...............................................................  174

  The Company maintains a Restricted Common Stock Award Plan, pursuant to which a total of approximately 2,000,000 shares of the Company's Common Stock have been authorized for award to eligible employees. The number of shares awarded in each year and the terms under which such shares vest are determined by the Board of Directors at the time of the award. Generally, a portion of the shares awarded vests annually over a period of five years from the date of the award. As of December 31, 1997, awards of approximately 188,000 shares of the Company's Common Stock were outstanding and are scheduled to vest in the following periods (in thousands):

    YEARS ENDING DECEMBER 31,                                              SHARES
    -------------------------                                              ------
       1998...............................................................   87
       1999...............................................................   64
       2000...............................................................   37

  The terms of options unexercisable as of December 31, 1997 for an aggregate of approximately 1,143,000 shares and restricted stock awards unvested as of December 31, 1997 for an aggregate of approximately 172,000 shares provide for the acceleration of the exercisability of such options and the vesting of such restricted stock

                                CENTOCOR, INC.

awards upon the occurrence of certain events constituting a change in control of the Company. Further, in such event, the holders of approximately 2,342,000 options may then choose to receive cash through the exercise of a limited stock appreciation right in lieu of exercising their options.

  The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation ("Statement 123"), which was issued in October 1995 and is effective for transactions entered into in fiscal years beginning after December 15, 1995. In accordance with the provisions of Statement 123, which allows the Company to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, the Company does not recognize compensation cost for options granted. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                               1997     1996
                                                              ------- --------
   Net income (loss)--as reported............................ $11,130 $(12,763)
   Net income (loss)--pro forma.............................. $ 5,980 $(17,791)
   Diluted earnings (loss) per share--as reported............ $  0.16 $  (0.19)
   Diluted earnings (loss) per share--pro forma.............. $  0.08 $  (0.27)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following average assumptions for the years ended December 31,

                                                                     1997  1996
                                                                     ----  ----
   Risk free interest rate..........................................  6.1%  5.6%
   Expected life of option (years)..................................  9.1   9.2
   Expected dividend of option(1)...................................  --    --
   Volatility of stock price........................................ 67.3% 70.3%

--------
(1) The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

 Qualified Savings and Retirement Plan

  The Company maintains a Qualified Savings and Retirement Plan for the benefit of its employees. Employees' benefits are based solely on the employees' discretionary contributions and the Company's discretionary matching contributions which, for the years ended December 31, 1997 and 1996 totaled $875,000 and $551,000, respectively. The Company generally makes its discretionary matching contributions in its Common Stock. Employee contributions to the Plan may be invested in various instruments, including the Company's Common Stock, at the discretion of the employee.

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

                                CENTOCOR, INC.

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

NOTE 12

GEOGRAPHIC AND CUSTOMER INFORMATION

                                        GEOGRAPHIC INFORMATION (IN THOUSANDS)
                                       -------------------------------------------
                                                      INCOME       IDENTIFIABLE
YEARS ENDED DECEMBER 31,                 REVENUE      (LOSS)          ASSETS
------------------------               ------------ ------------  ----------------
1997
  United States....................... $    138,223 $     14,166    $    306,980
  Europe..............................       52,693       (1,419)         97,715
  Other...............................        9,868       (1,617)            409
                                       ------------ ------------    ------------
                                       $    200,784 $     11,130    $    405,104
                                       ============ ============    ============
1996
  United States....................... $     86,743 $    (23,125)   $    243,182
  Europe..............................       36,194       10,333          97,450
  Other...............................       12,548           29             489
                                       ------------ ------------    ------------
                                       $    135,485 $    (12,763)   $    341,121
                                       ============ ============    ============
1995
  United States....................... $     35,272 $    (61,208)   $    160,094
  Europe..............................       43,466        4,076         100,190
  Other...............................          178          --              --
                                       ------------ ------------    ------------
                                       $     78,916 $    (57,132)   $    260,284
                                       ============ ============    ============

  Revenues from unaffiliated customers is based on the location of the customers. Income (loss) by geographic area consists of the related income
(loss) of the Company's subsidiaries based upon the location of their respective operations. Identifiable assets by geographic area are those assets used in the Company's operations in those areas.

 Customer Information

  During 1997, approximately 81% of the Company's total product sales were sales of ReoPro to one customer, Lilly. During 1996, approximately 67% of the Company's total product sales were sales of ReoPro to one customer, Lilly. During 1995, approximately 50% of the Company's total product sales were to three customers, as follows: 24% to Lilly, 11% to Glaxo Wellcome and 15% to Toray-Fuji Bionics, Inc.

                                CENTOCOR, INC.

NOTE 13

CONTRACT REVENUES

  Pursuant to the Company's agreements with Lilly, the Company recognized revenues of $10,000,000 for the year ended December 31, 1995 related to the achievement of ReoPro milestones.

  The Company incurred expenses of approximately $1,486,000, $29,121,000 and $29,900,000 for the years ended December 31, 1997, 1996 and 1995, respectively, representing aggregate CPIII research costs funded by the Company in order to continue the progress of the research program and to preserve the value of its purchase option which it exercised in January 1997.

  The Company has entered into various commercialization agreements under which it has recognized revenues from non-refundable fees or milestone payments in support of its research and development efforts. Revenues recorded under these agreements amounted to $4,430,000, $3,355,000 and $13,915,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 14

SPECIAL CHARGES

  In June 1997, the Company sold its U.K. diagnostic manufacturing facility and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997. The Company recorded a charge to earnings of $3,750,000 for the years ended December 31, 1995 in connection with the settlement of certain litigation. Other income (expenses) also includes the Company's equity share of the gain and/or losses of an investee company.

  In 1995, the Company recorded a charge of $1,642,000 representing severance costs in connection with the downsizing of its workforce.

NOTE 15

INCOME TAXES

  The components of the deferred tax assets are as follows as of December 31, 1997 and 1996 (in thousands):

                                                             1997       1996
                                                           ---------  ---------
   Tax credits............................................ $  10,822  $   7,216
   Loss carryforwards.....................................   246,737    237,401
   Acquired research......................................    23,206     25,499
   Deferred R&D expense...................................     9,689     16,385
   Capital loss carryforwards.............................     5,536        --
   Facilities and equipment...............................     2,088      2,207
   Compensation and benefits..............................     1,359        --
   Litigation.............................................       479        --
   Depreciation...........................................     1,138      1,050
   Asset impairment.......................................       350      1,553
                                                           ---------  ---------
   Total..................................................   301,404    291,311
   Valuation reserve......................................  (301,404)  (291,311)
                                                           ---------  ---------
   Net deferred tax assets................................ $     --   $     --
                                                           =========  =========

                                CENTOCOR, INC.

  At December 31, 1997, the Company had research and development, orphan drug and other tax credits of approximately $10,440,000, substantially all with expiration dates ranging from 1999 to 2012, and minimum tax credits of approximately $381,000 which do not expire.

  Realization of net deferred tax assets related to these items is dependent on future earnings, which are uncertain. Accordingly, a valuation reserve was recorded by the Company and, therefore, the Company had no net deferred tax assets at December 31, 1997.

  Of the $301 million valuation allowance at December 31, 1997, approximately $25 million relating to deductions for non-qualified stock options will be credited to paid-in-capital if realized. Included in loss carryforwards at December 31, 1997 are unused foreign tax subsidies that may be used to offset foreign taxable income of approximately $20 million. The Company had net operating loss carryforwards available in the United States for federal income tax purposes of approximately $634 million which will begin to expire at various dates from the year 2005 to 2012. Net operating loss carryforwards may also be subject to various annual and other limitations on the amounts to be utilized.

NOTE 16

LEASES

  The Company is lessee under various non-cancelable operating leases, covering certain of the Company's facilities and equipment. The facility leases generally provide for the Company to pay all taxes and operating costs associated with the facility.

  The aggregate minimum rental commitments of leases are as follows:

   YEARS ENDING DECEMBER 31,
   -------------------------
   1998............................................................... 2,000,000
   1999............................................................... 1,377,000
   2000...............................................................   320,000
   2001...............................................................   164,000
   2002...............................................................   149,000
   Thereafter.........................................................       --

  Rent expense was $2,913,000, $3,162,000 and $3,308,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 17

SUPPLEMENTAL INFORMATION ON CASH FLOWS

  Interest paid was $3,910,000, $12,615,000 and $18,358,000, in 1997, 1996,
and 1995, respectively.

  Income tax payments of $131,000, $13,000 and $9,000 were made in 1997, 1996 and 1995, respectively.

  In 1996, in consideration of the amendment to the Sales and Distribution Agreement and other activities in connection with commercialization and market development of ReoPro, Centocor issued 920,716 common shares to Lilly.

  In 1997, the Company had unrealized gains on its equity investments of $7,894,000. In 1996 and 1995, the Company had unrealized gains on its equity investments of $2,342,000.

                                CENTOCOR, INC.

NOTE 18

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  THREE MONTHS ENDED
                                       -----------------------------------------
                                       MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                       -------- ------- ------------ -----------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
1997
  Total revenues...................... $45,036  $53,643   $51,401      $50,704
  Sales...............................  44,936   51,007    50,171       50,240
  Gross profit from sales.............  27,130   28,824    31,864       30,578
  Net income(1).......................   3,271      720     4,441        2,698
  Basic earnings per share(2)......... $   .05  $   .01   $   .06      $   .04
  Diluted earnings per share(2)....... $   .05  $   .01   $   .06      $   .04
  Operating earnings per share(3)..... $   .05  $   .07   $   .06      $   .04

                                                THREE MONTHS ENDED
                                     -------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     --------  -------  ------------ -----------
1996
  Total revenues.................... $21,882   $30,586    $39,179      $43,838
  Sales.............................  21,710    29,526     38,309       42,585
  Gross profit from sales...........  11,156    14,972     20,657       24,251
  Net income (loss)(1)..............  (9,698)   (4,323)    (1,635)       2,893
  Basic earnings (loss) per
   share(2)......................... $  (.16)  $  (.06)   $  (.02)     $   .04
  Diluted earnings (loss) per
   share(2)......................... $  (.16)  $  (.06)   $  (.02)     $   .04
  Operating earnings per share(3)... $  (.16)  $  (.07)   $  (.02)     $   .04

--------
(1) During the second quarter of 1997, the Company sold its U.K. diagnostic manufacturing facility and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000. During the second quarter of 1996, the Company recorded a net gain on the extinguishment of debt of $705,000.
(2) The computation of earnings or loss per share in each period is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method, for diluted earnings per share.
(3) Operating earnings (loss) per share represents diluted earnings (loss) per share without the effects of non-operating activities noted in footnote 1.

NOTE 19

EARNINGS PER SHARE

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), which was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented. The Company adopted Statement 128 in December of 1997. The adoption of Statement 128 did not have a significant effect on its financial statements.

                                CENTOCOR, INC.

                                              FOR THE YEAR ENDED DECEMBER 31,
                                                           1997
                                            -----------------------------------
                                              INCOME       SHARES     PER SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------- ---------
  Basic EPS................................   $11,130      69,809       $0.16
  Incremental shares from assumed exercise
   of dilutive options and warrants........       --        1,961
                                              -------      ------
  Diluted EPS..............................   $11,130      71,770       $0.16
                                              =======      ======

  For the years ended December 31, 1996 and 1995 no exercise of options and warrants is assumed since their effect is antidilutive.

NOTE 20

SUBSEQUENT EVENT (UNAUDITED)

  On February 12, 1998, the Company entered into a definitive agreement with Roche Healthcare Limited, a Bermuda corporation and a subsidiary of Roche Holding Ltd., a Swiss corporation, to acquire the exclusive United States and Canadian product rights for Retavase, a leading acute-care cardiovascular drug, and other related assets for $335,000,000 in cash (the "Acquisition"). Retavase is a fibrinolytic ("clot-buster") product, which is administered usually in the hospital emergency room, for the treatment of acute myocardial infarction (heart attack). In connection with the Acquisition, Centocor expects to record a one-time, pretax charge of approximately $138,500,000 in the first quarter of 1998, representing the acquisition of in-process research and development.

  Consummation of the Acquisition is not conditioned upon the receipt by the Company of financing sufficient to fund the purchase price. The Company has, however, received a commitment letter from a leading investment bank pursuant to which such investment bank has committed to purchase from Centocor securities in an amount sufficient to provide $335,000,000 of net proceeds to the Company. The Company intends to finance the Acquisition through the issuance of convertible subordinated debentures in an unregistered offering.

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

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Centocor, Inc.:

  We have audited the accompanying consolidated balance sheets of Centocor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centocor, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
January 28, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In accordance with General Instruction G(3), the information called for by Items 10, 11, 12 and 13 of Part III are incorporated herein by reference from the Company's definitive Proxy Statement for the Centocor Annual Meeting of Shareholders to be held on May 13, 1998, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  a. Documents filed as part of the Report:

    i. Not applicable

    ii. Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts

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

        3.14  Statement of Correction filed October 16, 1991 to Articles of
              Amendment filed April 26, 1991 (incorporated by reference to
              Exhibit 3.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
        3.15  By-Laws of Centocor, Inc. as amended October 30, 1992
              (incorporated by reference to Exhibit 3.15 to Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1992).
        3.16  By-laws of Centocor, Inc. as amended December 10, 1997.
        4.1 Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to Form S-1 Registration
              Statement, File No. 2-80098).
        4.2   Rights Agreement between Centocor, Inc. and the First National
              Bank of Boston as Rights Agent dated September 26, 1988
              (incorporated by reference to Exhibit 4 to Registrant's Current
              Report on Form 8-K dated September 26, 1988).
        4.3   Form of Indenture between Centocor, Inc. and Chase Manhattan
              Trustees Limited as Trustee Dated as of October 16, 1991
              (incorporated by reference to Exhibit 4.3 to Form S-3
              Registration Statement, Reg. No. 33-44231).
        4.4   Form of Debenture Issued to Purchasers of 6 3/4% Convertible
              Subordinated Debentures Due October 16, 2001 (incorporated by reference to Exhibit 4.3 to Form S-3 Registration Statement, Reg.
              No. 33-44231).
        4.5 Form of Series T Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one
              Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common
              Stock (incorporated by reference to Exhibit 4.2 to Amendment No.
              4 to Form S-1/S-3 Registration Statement of Tocor II and
              Centocor, Reg. No. 33-44072).
        4.6 Form of Callable Warrant Issued to Purchasers of Units, each Unit consisting of one share of Tocor II Callable Common Stock, one
              Series T warrant to purchase one share of Centocor Common Stock, and one Callable warrant to purchase one share of Centocor Common
              Stock (incorporated by reference to Exhibit 4.3 to Amendment No.
              4 to Form S-1/S-3 Registration Statement of Tocor II and
              Centocor, Reg. No. 33-44072).
       10.1* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.01 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1987).
       10.2* Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.03 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1986).
       10.3* 1983 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.04 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1986).
       10.4*  1983 Restricted Common Stock Award Plan, as amended and restated
              (incorporated by reference to Exhibit 10.04 to Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1993).
       10.5*  1987 Non-Qualified Stock Option Plan, as amended and restated
              (incorporated by reference to Exhibit 10.05 to Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1990).
       10.6*  1989 Non-Employee Directors' Non-Qualified Stock Option Plan
              (incorporated by reference to Exhibit 10.06 to Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1989).

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

       10.19  Investment Agreement between Centocor, Inc. and Eli Lilly and
              Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1992).
       10.20  Amendment to Sales and Distribution Agreement among Centocor,
              Inc., Centocor B.V. and Eli Lilly and Company dated June 27,
              1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1993).
       10.21  Option Agreement between Centocor B.V. and Eli Lilly Nederland
              B.V. dated August 20, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1993).
       10.22  Deed of Mortgage from Centocor B.V. to Eli Lilly Nederland B.V.
              dated August 26, 1993 (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1993).
       10.23  Deed of Pledge from Centocor B.V. to Eli Lilly Nederland B.V.
              dated August 26, 1993 (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1993).
       10.24  Amendment to Sales and Distribution Agreement among Centocor,
              Inc., Centocor B.V. and Eli Lilly and Company dated July 26,
              1996. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996).
       10.25 Stock Purchase Agreement made as of December 16, 1993 by and between Centocor, Inc. and The Wellcome Foundation Limited
              (incorporated by reference to Exhibit 10(a) to the Registrant's
              Current Report on Form 8-K dated December 16, 1993).
       10.26 Supply, Distribution and Sales Agreement dated December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome
              Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated December 16, 1993).
       10.27  Clinical and Regulatory Development Agreement dated December 16,
              1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation
              Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 16, 1993).
       10.28  Centocor Technology License Agreement dated as of December 16,
              1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation
              Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

       10.29  Relicense Agreement dated as of December 16, 1993 among Centocor,
              Inc., Centocor B.V., The Wellcome Foundation Limited and
              Burroughs Wellcome Co. (incorporated by reference to Exhibit
              10(f) to the Registrant's Current Report on Form 8-K dated
              December 16, 1993).
       10.30  Appendix A--Glossary of Terms to each of the Agreements dated as of December 16, 1993 by and among Centocor, Inc., Centocor B.V.,
              The Wellcome Foundation Limited and Burroughs Wellcome Co. (The
              Registrant has requested confidential treatment from the
              Securities and Exchange Commission for portions of this
              Agreement.) (Incorporated by reference to Exhibit 10(g) to the
              Registrant's Current Report on Form 8-K dated December 16, 1993).
       10.31  First Supplemental Agreement dated as of November 15, 1994 among
              Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited
              and Burroughs Wellcome Co. (The Registrant has requested
              confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on
              Form 8-K dated November 15, 1994).
       10.32  Wellcome Clinical Development Agreement dated as of November 15,
              1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation
              Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.) (Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on
              Form 8-K dated November 15, 1994).
       10.33  Distribution Agreement between Centocor, Inc. and Fujisawa
              Pharmaceutical Co. Ltd dated August 15, 1996. (Registrant has requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement). (Incorporated by reference to exhibit 10.33 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996).
       10.34  Asset Purchase Agreement dated February 11, 1998 between Roche
              Healthcare Limited and Centocor, Inc. (The Registrant has
              requested confidential treatment from the Securities and Exchange
              Commission for portions of this Agreement.)
       11     Computation of Earnings (Loss) per Common Share.
       12     Statement re: Computation of Ratios.
       21     Subsidiaries of the Registrant.
       23     Consent of Independent Auditors.
       27     Financial Data Schedule.

    --------
    * These exhibits constitute compensatory plans.

  b. The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended December 31, 1997:

      DATE OF REPORT     ITEMS COVERED
      --------------     -------------
      January 21, 1998       5, 7
      February 13, 1998      5, 7

  For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8, Nos. 2-86486, 33-16285, 33-00167, 33-35731, 33-23480, 33-16284, and 33-
35730.

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

                                          Centocor, Inc.

February 13, 1998


                                          By:    /s/ David P. Holveck
                                              -------------------------------
                                                     DAVID P. HOLVECK,
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

     /s/ Hubert J. P. Schoemaker       Director, Chairman     February 13, 1998
-------------------------------------   of the Board
       HUBERT J. P. SCHOEMAKER

        /s/ David P. Holveck           Chief Executive        February 13, 1998
-------------------------------------   Officer, and
          DAVID P. HOLVECK              Director (principal
                                        executive officer)

        /s/ Dominic J. Caruso          Senior Vice            February 13, 1998
-------------------------------------   President and Chief
          DOMINIC J. CARUSO             Financial Officer
                                        (principal
                                        financial and
                                        accounting officer)

        /s/ Anthony B. Evnin           Director               February 13, 1998
-------------------------------------
          ANTHONY B. EVNIN

       /s/ William F. Hamilton         Director               February 13, 1998
-------------------------------------
         WILLIAM F. HAMILTON

       /s/ Antonie T. Knoppers         Director               February 13, 1998
-------------------------------------
         ANTONIE T. KNOPPERS

              SIGNATURE                         TITLE                DATE
              ---------                        ------                ----

      /s/ Ronald A. Matricaria          Director              February 13, 1998
-------------------------------------
        RONALD A. MATRICARIA

      /s/ Richard D. Spizzirri          Director              February 13, 1998
-------------------------------------
        RICHARD D. SPIZZIRRI

        /s/ Lawrence Steinman           Director              February 13, 1998
-------------------------------------
          LAWRENCE STEINMAN

         /s/ Jean C. Tempel             Director              February 13, 1998
-------------------------------------
           JEAN C. TEMPEL

                                                                     SCHEDULE II

                        CENTOCOR, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                    CHARGED                      CHARGED                      CHARGED
                           BALANCE  TO COSTS            BALANCE  TO COSTS            BALANCE  TO COSTS            BALANCE
                              AT      AND                  AT      AND                  AT      AND                  AT
 LASSIFICATIONC            12/31/94 EXPENSES DEDUCTIONS 12/31/95 EXPENSES DEDUCTIONS 12/31/96 EXPENSES DEDUCTIONS 12/31/97
--------------             -------- -------- ---------- -------- -------- ---------- -------- -------- ---------- --------
 Inventory Reserves.......  $14,880   $2,094  ($15,938)   $1,036    $662     ($357)    $1,341   $8,484   ($5,317)   $4,508

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
   3.16  By-laws of Centocor, Inc., as amended December 10, 1997
  10.34  Asset Purchase Agreement dated February 11, 1998 between Roche
         Healthcare Limited and Centocor, Inc. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.)
  11     Computation of Earnings Per Common Share
  12     Statement re: Computation of Ratios
  21     Subsidiaries of the Registrant
  23     Consent of Independent Auditors
  27     Financial Data Schedule