Form 10-Q
period 1998-03-31
CENTOCOR INC
filed 1998-05-12
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998
                                     --------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        Commission file number  0-11103
                                               ---------

                                 CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-2117202
---------------------------------             ----------------------------------
 (State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                  Identification No.)


 200 Great Valley Parkway      Malvern, Pennsylvania      19355-1307
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 610-651-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                          -------     ------

Shares of Common Stock outstanding at May 1, 1998 were 70,363,045.

PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:  FINANCIAL STATEMENTS

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                           (UNAUDITED)
                                                            MARCH 31,     DECEMBER 31,
                                                              1998           1997
---------------------------------------                    ----------     -----------
ASSETS

CURRENT ASSETS:

          Cash and cash equivalents (Notes 4 and 8)         $157,295       $ 85,565
          Short-term investments (Note 4)                    120,526        109,108
          Accounts and contracts receivable                   38,958         26,459
          Interest receivable                                  1,286          1,394
          Inventory (Note 5)                                  30,612         27,777
          Prepaid expenses                                     2,285          3,053
          Other current assets                                 1,613          1,489
                                                            --------       --------
                                                             352,575        254,845



PROPERTY, PLANT AND EQUIPMENT:
          Land and buildings                                  68,552         68,957
          Equipment, furniture, fixtures, improvements
          and construction in progress                       101,358         87,483
                                                            --------       --------
                                                             169,910        156,440
          Less accumulated depreciation                      (79,952)       (79,426)
                                                            --------       --------
                                                              89,958         77,014

LONG-TERM INVESTMENTS (NOTE 4)                                23,334         11,957

INTANGIBLE AND OTHER ASSETS (NOTE 6)                         259,583         61,288
                                                            --------       --------

          TOTAL ASSETS                                      $725,450       $405,104
                                                            ========       ========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (IN THOUSANDS)

                                                           (UNAUDITED)
                                                            MARCH 31,     DECEMBER 31,
                                                              1998            1997
---------------------------------------                    -----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

          Accounts payable                                  $   11,843     $   15,651
          Accrued expenses                                      66,612         54,203
          Notes payable (Note 8)                                 5,769          5,940
          Current portion of long-term debt (Note 8)            54,765             --
          Other current liabilities (Note 7)                    15,800         15,800
                                                            ----------     ----------
                                                               154,789         91,594

LONG-TERM DEBT (NOTE 8)                                        460,000         54,765


OTHER LIABILITIES                                                1,060            910

SHAREHOLDERS' EQUITY (NOTES 2, 4 AND 8):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued                   --             --
          Common Stock, $.01 par value,
            100,000 shares authorized and
            70,193 and 70,146 issued and
            outstanding at March 31, 1998 and
            December 31, 1997, respectively                        702            701
         Additional paid-in capital                          1,061,337      1,060,158
         Accumulated deficit                                  (950,779)      (810,472)
         Unrealized gain on marketable
            securities (Note 12)                                    --          7,894
         Cumulative foreign currency
            translation adjustments (Note 12)                   (1,659)          (446)
                                                            ----------     ----------
                                                               109,601        257,835
                                                            ----------     ----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  725,450     $  405,104
                                                            ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

-----------------------------------------------------------------------------------
For the three months ended March 31,                     1998                1997
-----------------------------------------------------------------------------------

REVENUES:
  Sales                                                   $56,505          $44,936
  Contracts                                                   360              100
                                                       ----------          -------
                                                           56,865           45,036

COSTS AND EXPENSES:
  Cost of sales                                            20,760           17,806
  Research and development                                 19,913           14,337
  Marketing, general and administrative                    15,867            9,796
  Special charges (Note 11)                               145,405               --
                                                       ----------          -------
                                                          201,945           41,939

OTHER INCOME (EXPENSES):
  Interest income                                           4,164            2,154
  Interest expense                                         (2,687)            (997)
  Litigation settlement (Note 2)                           (3,430)              --
  Gain on sale of investment (Note 4)                       6,931               --
  Other                                                       (55)            (913)
                                                       ----------          -------
                                                            4,923              244
                                                       ----------          -------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (140,157)           3,341


Provision for income taxes (Note 9)                           150               70
                                                       ----------          -------

NET INCOME (LOSS)                                       ($140,307)         $ 3,271
                                                       ==========          =======


BASIC EARNINGS (LOSS) PER SHARE                            ($2.00)         $  0.05
                                                       ==========          =======

DILUTED EARNINGS (LOSS) PER SHARE                          ($2.00)         $  0.05
                                                       ==========          =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                              70,185           69,517
                                                       ==========          =======

WEIGHTED AVERAGE COMMON AND DILUTIVE
 EQUIVALENT SHARES OUTSTANDING                             70,185           71,659
                                                       ==========          =======

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------
For the three months ended March 31,                                 1998          1997
-----------------------------------------------------------------------------------------------------------
Cash flows used for operating activities:
  Net income (loss)                                              ($140,307)     $   3,271
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
     Provisions for depreciation and amortization                    5,158          3,894
     Special charges (Note 11)                                     145,405             --
     Gain on sale of investment                                     (6,931)            --
     Other                                                              --         (1,126)
     Changes in assets and liabilities:
              Accounts and contracts receivable                    (12,259)        (6,733)
              Interest receivable                                      105            181
              Inventory                                             (3,546)        (1,793)
              Prepaid expenses                                        (259)           325
              Other current assets                                    (170)          (261)
              Intangible and other assets                           (7,412)       (13,909)
              Accounts payable                                      (2,114)        (1,570)
              Accrued expenses and other                             7,174          3,164
              liabilities
              Other long-term liabilities                              150            (57)
                                                                 ---------      ---------
    Net cash used for operating activities                         (15,006)       (14,614)

Cash flows used for investing activities:
  Purchases of investments                                         (58,209)      (116,695)
  Sales of investments                                              51,373        102,869
  Retavase acquisition and related costs                          (337,039)            --
  Purchases of fixed assets                                        (17,881)        (1,856)
                                                                 ---------      ---------
    Net cash used for investing activities                        (361,756)       (15,682)

Cash flows from financing activities:
  Net proceeds from issuances of Common Stock                          306          3,958
  Net proceeds from issuance of long-term debt                     448,500             --
                                                                 ---------      ---------
    Net cash from financing activities                             448,806          3,958

Effect of foreign currency translation                                (314)           237
                                                                 ---------      ---------

Net increase (decrease) in cash and cash equivalents                71,730        (26,101)

Beginning cash and cash equivalents                                 85,565         55,953
                                                                 ---------      ---------

Ending cash and cash equivalents                                 $ 157,295      $  29,852
                                                                 =========      =========

See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1
BASIS OF PRESENTATION


   Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company the mission of which is to develop or otherwise acquire and commercialize novel therapeutic products that solve critical needs in human health care, with a primary technological focus on monoclonal antibodies and DNA-based products.

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in Centocor, Inc.'s audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at March 31, 1998 and December 31, 1997 and the consolidated results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

  On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for Retavase (TM) (reteplase), a leading acute-care cardiovascular drug, from Roche Healthcare Limited ("Roche Healthcare"), a subsidiary of Roche Holding Ltd. ("Roche"), for $335,000,000 in cash. Centocor was able to acquire Retavase because Roche was required to divest Retavase as a condition of Roche's acquisition of Corange Limited, the parent company of Boehringer Mannheim GmbH ("Boehringer Mannheim").

  As part of the Company's agreements with Roche Healthcare, $20,000,000 of the Retavase puchase price (the "Escrow Amount") has been placed in escrow and is classified as a long-term investment. Centocor is entitled to recover all or a portion of the Escrow Amount upon the sucessful completion of certain milestones in the transfer of the manufacturing of Retavase from Boehringer Mannheim to Centocor.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  The Company financed the acquisition through the issuance of $460,000,000 principal amount of 4 3/4% Convertible Subordinated Debentures due February 15, 2005 ("the 4 3/4% Debentures") in February 1998.

  The Company believes a potential advantage of the acquisition of Retavase lies in the possibility that ReoPro(R) (abciximab) and Retavase, administered in combination, may prove to have a therapeutic advantage over monotherapy for acute myocardial infarction patients. Two Phase II clinical trials currently are underway to evaluate the approach of using ReoPro in conjunction with a fibrinolytic product in the management of heart attack patients. There can be no assurance, however, that a ReoPro/Retavase combination therapy will prove to be safe and effective, will receive U.S. Food and Drug Administration ("FDA") approval or, even if approved, ultimately will achieve market acceptance.

  The Company's future financial condition is dependent upon the Company's rate of net cash inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of the Company's products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of those products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the FDA or other regulatory authorities will approve expanded labeling for ReoPro and other products or will approve any other of the Company's product candidates under development for commercial sale. Failure to obtain additional timely FDA or other regulatory approval for the Company's products and product candidates may have a material adverse effect on the Company.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

 Legal Proceedings

  In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000, and requested that the Company place in escrow one-half of the amounts received by the Company in 1992 pursuant to its agreements with Eli Lilly and Company ("Lilly"). On February 20, 1998, the Company and Velos entered into a comprehensive settlement agreement resolving all claims between them. Upon the execution and delivery of the settlement agreement, the Company paid to Velos $4,750,000 in full and final satisfaction of any and all obligations that the Company may have owed as the result of any claims that had been brought by Velos, or that it may have owed in the future under the provisions of the license agreement, including the future minimum annual royalty payments that would become due. The Company and Velos exchanged general releases and both parties filed stipulations dismissing all litigation between them (including appeals). The Company granted to Velos a fully-paid exclusive license to United States Patent No. 5,057,598 (which had been assigned to the Company on November 7, 1990 and has no applicability to any of the Company's products or product candidates); and the parties terminated the license agreement. As a result of the completion of the comprehensive settlement agreement in February 1998, the Company recorded a one-time charge to earnings of $3,430,000 primarily representing the portion of the payment due to Velos which had not been previously expensed.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and purchased the Class B limited partnership interest in CPIII in May 1997.

  The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and was brought as a class action on behalf of all former limited partners of CPII. The complaint charges that some portion of the $100,000,000 paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid.
The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit was then refiled in the Delaware Superior Court. Prior to the New York action, a similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko was subsequently allowed to intervene in the Delaware action and the Chester County action was dismissed. The PaineWebber and Petrisko actions were consolidated and the action was certified as a class action. The Company filed an affirmative defense and counterclaim based on unjust enrichment which seeks an offset on any recovery by the class. Discovery has been completed. In November 1997, Centocor filed a motion for summary judgment as to certain claims asserted in plaintiffs' complaint. In February 1998, the Court granted the Company's motion with respect to the claim seeking fifty percent of approximately $71,000,000 of the $100,000,000 paid to Centocor by Lilly; and, it granted the motion insofar as it sought dismissal of the claim based on an alleged breach of a covenant of good faith and fair dealing. Finally, the Court denied the Company's motion as to plaintiffs' claim for an 8% royalty on approximately $71,000,000, but expressly reserved the Company's right to renew its motion for judgment as to this claim. A trial in this action is scheduled to commence on June 8, 1998. The Company believes that this action is without merit and intends to defend it vigorously.

  The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff seeks to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acted as the general

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25,000,000 of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which has purchased CPIII limited partnership interests, objected to the settlement. They were permitted to take discovery regarding the settlement and have sought to take additional discovery. A hearing on the adequacy and fairness of the settlement was held on September 4, 1997. No decision has been rendered.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  Pursuant to the Asset Purchase Agreement between the Company and Roche Healthcare Limited, entered into in connection with the Company's acquisition of the U.S. and Canadian product rights for Retavase (the "Purchase Agreement"), the Company has assumed responsibility for certain Retavase patent litigation instituted by Genentech, Inc. against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation in the United States and Germany. The Purchase Agreement also provides that the cost of the Retavase patent litigation (in the United States and Germany) is to be shared equally by Roche and the Company and Roche is committed to assist the Company in the litigation by making available, at Roche's expense, witnesses and documents. If, as a result of (i) a binding determination (including a permanent, temporary or preliminary injunction for so long as such injunction is not stayed or vacated) in connection with the Retavase patent litigation (a "Binding Determination") or (ii) a settlement of the Retavase patent litigation (a "Settlement"), the Company is unable during the life of the relevant Genentech patents to engage in the manufacture or sale of Retavase in the United States and Canada, Roche Healthcare would be required to reimburse to the Company up to 100% of the purchase price under the Purchase Agreement (excluding the $20,000,000 placed in escrow at the closing of the Purchase Agreement depending upon the length of the period for which the Company's manufacturing and sale activities are prohibited. Furthermore, Roche Healthcare would be required under the Purchase Agreement to indemnify the Company for (i) any damages (including lost profits) and (ii) any reasonable royalty payments, for which the Company may become liable to Genentech as a result of a Binding Determination or a Settlement. Roche Healthcare's total purchase price reimbursement and indemnification obligations relating to the Retavase patent litigation are limited to an aggregate of 125% of the total purchase price under the Purchase Agreement, excluding any portion of the Escrow Amount previously returned to the Company. In the event the governance agreement between Roche and Genentech allows Roche to control Genentech or in the event Roche obtains 100% of the stock of Genentech, Roche will cause the patent litigation to be dismissed with prejudice and will cause Genentech not to institute any additional infringement litigation relating to Retavase.

  In a suit filed in the United States District Court for the District of Massachusetts, Genentech charges Boehringer Mannheim GmbH and Boehringer Mannheim Corporation with infringement of five patents. Genentech seeks judgment of infringement, an injunction, treble damages, and costs including attorney's fees. The defendants have denied infringement and raised various affirmative defenses and counterclaims. Defendants seek a declaration of invalidity, unenforceability and non-infringement, damages under the antitrust laws and a state statute and costs, including attorney's fees. The Court directed the parties to address initially three of the patents (United States Patents

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Nos. 4,342,832, 5,034,225 and 4,511,502), reserving two for later disposition (United States Patents Nos. 5,221,619 and 5,185,259). The Court has conducted a Markman hearing as to the first three patents to be considered in order to construe the claims of the patents. It subsequently issued an opinion which has limited the construction of the claims asserted by Genentech in certain instances, while not accepting all of defendants' arguments as to construction. Thereafter, the Court entertained argument on the motions by the defendants for summary judgment of noninfringement as to the same three patents, but has not yet issued an opinion. On March 27, 1998, the Company moved to intervene as a named defendant in the litigation pending in the District of Massachusetts. The Court thereafter joined the Company as a party without prejudice to Genentech's opposition to the transfer of an action recently filed by Genentech against Centocor in the United States District Court for the Northern District of California, which is described below. There can be no assurance that the defendants will prevail in obtaining a judgment of noninfringement as a result of the summary judgment proceedings. Moreover, there can be no assurance that the defendants will prevail in obtaining a judgment of non-infringement, invalidity, or unenforceability of the patents in any subsequent trial or appeal. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

  The patent litigation in Germany consists of a number of different proceedings: 1) an infringement suit by Genentech and its licensee against Boehringer Mannheim GmbH based on the European patent EP 0 093 619 and an extension based on patents EP 0 217 379 and EP 0 228 862; 2) a nullity suit by Boehringer Mannheim against the patent EP 0 093 619; 3) a nullity suit by Boehringer Mannheim against the patent EP 0 217 379; and 4) an appeal by Boehringer Mannheim from the decision of the European Patent Office arising from Boehringer Mannheim's opposition to the patent EP 0 228 862. The nullity suits and the opposition appeal challenge the validity of the patents in issue or seek construction of the claims in a manner which would exclude Retavase. The infringement suit based on the patent EP 0 093 619 has been stayed pending the outcome of the corresponding nullity action. A hearing that was to have taken place in that nullity action in February, 1998 has been postponed until July, 1998. The Court in the infringement action based on patents EP 0 217 379 and EP 0 228 862 has directed certain questions to an expert yet to be appointed. No report is expected from the expert until at least the end of 1998. A July, 1998 hearing date has been fixed on Boehringer Mannheim's nullity suit against the patent EP 0 217 379. No date has been set for a hearing on the appeal in the opposition proceedings with regard to patent EP 0 228 862. If any of the German patent proceedings remain pending at the date when the Company is no longer dependent on Boehringer Mannheim for the supply of Retavase, the defense and risk of the remaining proceedings will revert to Boehringer Mannheim. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

  On March 17, 1998, two additional patents were issued to Genentech, United States Patent Nos. 5,728,565 (the "'565 Patent") and 5,728,566 (the "'566
Patent").  The '565 and '566 Patents issued

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

from the same original application as United States Patent No. 5,185,259, one of the patents at issue in the suit that Genentech brought in the District of Massachusetts. That same day, March 17, 1998, Genentech brought suit against the Company (but not Boehringer Mannheim GmbH or Boehringer Mannheim Corporation) for infringement of the '565 and '566 Patents in the United States District Court for the Northern District of California. In that suit, as in Massachusetts, Genentech seeks judgment of infringement, an injunction, damages, and costs including attorney's fees. Because of the close relationship between the '565 and '566 Patents and certain of the patents in suit in the District of Massachusetts, on April 2, 1998, the Company filed a motion to transfer the case from the Northern District of California to the District of Massachusetts. No decision on the motion has been rendered. In addition to filing the motion to transfer, the Company has answered the complaint, denying infringement of the '565 and '566 Patents and raising various affirmative defenses concerning invalidity of those patents. There can be no assurance that the Company will prevail in its motion to transfer. If it does not, the Company will have to defend infringement claims concerning the '565 and '566 Patents in California, as well as defending the pending litigation in Massachusetts. Moreover, there can be no assurance that the Company will prevail in its defense of the suit concerning the '565 and '566 Patents. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

  In addition to the indemnification and purchase price reimbursement arrangements under the Purchase Agreement relating to the Genentech litigation that was pending at the time of the Purchase Agreement, Roche Healthcare agreed to indemnify the Company against certain other future infringement actions, subject to certain limitations; and Roche Healthcare further agreed that it will not institute Retavase-related claims based on any Roche patents or patent applications existing as of the closing date of the Purchase Agreement. Roche has confirmed its understanding that the suit that Genentech brought against the Company in the Northern District of California is covered by the indemnification and reimbursement provisions of the Purchase Agreement.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

under certain patents, patent applications and technology and pays the licensors or their licensees royalties under such agreements.

  The Company has entered into indemnity agreements with the former limited partners of Centocor Cardiovascular Imaging Partners, L.P., CPII and CPIII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

  All royalties are reflected in cost of sales as incurred. Royalty costs represent a significant percentage of sales.

Product Liability and Product Recall

  The testing and marketing of medical products entails an inherent risk of product liability. There is also a risk that circumstances might develop requiring a product recall. The Company maintains limited product liability and does not maintain product recall or product tampering insurance coverage. Centocor's business may be materially adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.

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

  In June 1996, the Company and Lilly further amended its Sales and Distribution Agreement,

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

pursuant to which Lilly no longer has the right to buy ReoPro for resale in Japan, but Lilly retains its exclusive right to buy and resell ReoPro in the rest of the world.

  Because of the complementary nature of Retavase and ReoPro in the cardiovascular field, the Company believes the joint promotion of Retavase and ReoPro could result in increased market penetration for ReoPro. Accordingly, the Company and Lilly will jointly promote ReoPro through Lilly's existing ReoPro sales force and the Company's Retavase sales force.

  Relationship with Fujisawa Pharmaceutical Co., Ltd.

  In August 1996, Centocor entered into an agreement with Fujisawa Pharmaceutical Co., Ltd., appointing Fujisawa as the exclusive distributor of ReoPro in Japan. The Company and Fujisawa will co-develop ReoPro in Japan and jointly file for Japanese product approval. Fujisawa shall bear all external costs associated with the clinical development of ReoPro in Japan and may make future milestone payments to the Company.

  Relationship with Glaxo Wellcome plc

  In November 1993, Centocor and Glaxo Wellcome entered into an agreement for the development and marketing of certain of Centocor's monoclonal antibody-based cancer therapeutic products, including Panorex(R) (edrecolomab). In November 1994, Centocor and Glaxo Wellcome amended their agreement and Glaxo Wellcome became the exclusive worldwide distributor for Panorex. Under the agreement, Glaxo Wellcome is responsible principally for the continuing clinical development of Panorex, and Centocor is responsible principally for manufacturing Panorex and securing regulatory approvals.

  Relationship with Roche Healthcare Limited

  The Retavase Asset Purchase Agreement requires that Centocor establish and qualify, either directly or through contract manufacturers, arrangements for the manufacture of Retavase for sale in the United States within four years of the consummation of the acquisition (subject to extension by the United States Federal Trade Commission (the "FTC") for up to two additional one year periods if it appears that the required FDA approvals are likely to be obtained within such extended time period) (the "Transfer Period"). Under the Purchase Agreement, Centocor is entitled to recover all or a portion of the Escrow Amount upon the achievement of certain manufacturing milestones. Roche will cooperate in Centocor's establishment of manufacturing arrangements by providing training and other assistance and has agreed to maintain assets sufficient to supply Retavase for the Transfer Period. Centocor must be successful in establishing such manufacturing arrangements by the end of the Transfer Period or the Retavase assets will revert to Roche, which must then divest

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

them to another party.

  Relationship with Boehringer Mannheim GmbH and Boehringer Mannheim Corporation

  During the Transfer Period Boehringer Mannheim GmbH will continue to supply Retavase to Centocor from its facilities in Germany at an agreed price per unit pursuant to a Supply Agreement. Boehringer Mannheim GmbH has represented and warranted that the products supplied to Centocor will meet FDA approved specifications and has provided the Company with customary indemnities, including for damages that result from the failure of the product to meet FDA approved specifications.

  Under a Transition Services Agreement, for a period of up to six months after closing of the transaction, completed in March 1998, Boehringer Mannheim Corporation has and will provide certain transition services to Centocor, including accepting orders and invoices on behalf of Centocor, collection services and customer complaints and inquiries, to facilitate the transfer of responsibility for the sale and distribution of the product.

  Relationship with The DuPont Merck Pharmaceutical Company

  Boehringer Mannheim Corporation and The DuPont Merck Pharmaceutical Company ("DuPont Merck") entered into an agreement in December 1996 pursuant to which Boehringer Mannheim Corporation granted DuPont Merck the right to co-promote Retavase in the United States. That agreement was assigned to Centocor in connection with its acquisition of the Retavase assets and DuPont Merck is continuing to co-promote Retavase in the United States.

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

  At March 31, 1998, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).


                                                                         Unrealized
                                                 Carrying       ---------------------------------         Fair
                                                  Value             Gains            (Losses)             Value
                                               ------------     ------------     ----------------       ----------
Trading securities:
  Securities and obligations of
   the U.S. Treasury and other
   U.S. government agencies                     $ 31,925          $    119          $      (16)          $ 32,028
  Other short-term obligations                    97,330                 -                   -             97,330
  Corporate bonds and
   commercial paper                               25,146                 5                 (70)            25,081
                                                 -------           -------           ---------            -------
                                                $154,401          $    124          $      (86)          $154,439
                                                 =======           =======           =========            =======

                                                                          Unrealized
                                                Adjusted         --------------------------------        Carrying
                                                  Cost              Gains             (Losses)             Value
                                               ----------        -------------       ------------       ---------
Investments available for sale:
  Equity securities                             $  3,334          $        -        $         -          $ 3,334
                                                 =======           ===========       ============         =======

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
-----------------------------------------------------------------------------

                                                                       Unrealized
                                            Carrying          ------------------------------            Fair
                                             Value               Gains            (Losses)             Value
                                           -----------        ------------     -------------         -------
Investments held to maturity:
  Securities and obligations of
   the U.S. Treasury and other
   U.S. government agencies                 $ 91,058          $       15        $       (20)         $ 91,053
Certificates of deposit                        6,126                   4                  -             6,130
                                             -------           ---------         ----------           -------
                                            $ 97,184          $       19        $       (20)         $ 97,183
                                             =======           =========         ==========           =======

At March 31, 1998, these securities were classified as follows (in thousands):

Cash equivalents                            $131,097

Short-term investments                       120,526

Long-term investments                          3,334
                                             -------
                                            $254,957
                                             =======

     The Company has agreed to maintain investments with fair values of $5,836,000 as of March 31, 1998 at the lending bank as collateral for loans from that bank. See Note 8--Debt.

     As part of the Company's agreements with Roche Healthcare, the Escrow Amount has been placed in escrow and is classified as a long-term investment. Centocor is entitled to recover all or a portion of the Escrow Amount upon the successful completion of certain milestones in the transfer of the manufacturing of Retavase from Boehringer Mannheim to Centocor.

     In February, 1998, Centocor Diagnostics, Inc., a wholly owned subsidiary of Centocor, Inc. ("Centocor Diagnostics"), sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a realized gain of $6,931,000.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 5
INVENTORY

     Inventory, net of reserves, consists of the following (in thousands):


                           March 31,             December 31,
                             1998                   1997
                          -----------             -----------
Raw materials            $     5,905             $      4,646

Work in process               18,253                   12,850

Finished goods                 6,454                   10,281
                          ----------              -----------
                         $    30,612             $     27,777
                          ==========              ===========

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that additional reserves for inventories will not be required in the future.

NOTE 6
INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following (in thousands):


                                        March 31,      December 31,
                                          1998            1997
                                       -----------    -------------
Acquired regulatory licenses            $  86,598      $         -
Goodwill                                   38,665                -
Prepaid royalties related to CPIII         29,398           29,398
Deferred charges                           20,381           23,084
Debt issuance costs                        13,190              598
Other licenses                             12,189            5,339
All other                                  59,162            2,869
                                         --------       ----------
                                        $ 259,583      $    61,288
                                         ========       ==========

     Intangible and other assets related to the acquisition of Retavase, consisting primarily of goodwill and acquired regulatory licenses, are being amortized over periods ranging from six to fifteen years.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     Prepaid royalties related to CPIII represent an advance payment of approximately $13,600,000 in cash paid to the former limited partners of CPIII in connection with the purchase of the limited partnership interests in CPIII and an additional $15,800,000 payable to the former limited partners of CPIII in connection with the revision of future royalties. See Note 2--Commitments and Contingencies and Note 7--Other Current Liabilities.

     Deferred charges include a prepayment of certain future royalties and a prepayment associated with the commercialization and market development of ReoPro.

     Intangible and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cash flows.

NOTE 7
OTHER CURRENT LIABILITIES

     In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's Sales and Distribution Agreement with Lilly with respect to ReoPro. See Note 2--Commitments and Contingencies. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay the former limited partners of CPIII $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600 million and a revision to the royalties payable to the former limited partners of CPIII. The Company has recorded a current liability for the $15,800,000 for these probable payments to the former limited partners of CPIII.

NOTE 8
DEBT

     Notes Payable

     Notes payable at March 31, 1998 and December 31, 1997 consists of $5,769,000 and $5,940,000, respectively, of borrowings under short-term notes at an interest rate of 3.9 % per annum at March 31, 1998, payable in Dutch guilders no later than September 30, 1998. These borrowings are secured by investments at the lending bank of $5,836,000.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     Long-term debt

     Long-term debt consists of the following:

               4 3/4% Convertible Subordinated Debentures    $  460,000
               6 3/4% Convertible Subordinated Debentures        54,765
                                                              ---------
                                                                514,765
               Less: current portion of long-term debt          (54,765)
                                                              ---------
                                                             $  460,000
                                                              =========

     4 3/4% Convertible Subordinated Debentures

     On February 20, 1998, the Company issued $460,000,000 aggregate principal amount of the 4 3/4% Convertible Subordinated Debentures (the "4 3/4% Debentures") due February 15, 2005. The 4 3/4% Debentures are convertible by the holders into approximately 9,338,000 shares of the Company's Common Stock at an initial conversion price of $49.261 per share, subject to adjustment in certain circumstances. The 4 3/4% Debentures are not redeemable by the Company prior to February 21, 2001. After February 21, 2001, the 4 3/4% Debentures will be redeemable by the Company at a redemption price of 102.714% of the principal amount of the 4 3/4% Debentures and declining annually. The holders of the 4 3/4% Debentures will be entitled at any time after 90 days following the date of original issuance thereof through the close of business on the final maturity date of the 4 3/4% Debentures, subject to prior redemption, to convert any of the 4 3/4% Debentures or portions thereof into Common Stock of the Company, subject to the terms of the Indenture. At March 31, 1998, the aggregate amount of senior obligations outstanding amounted to $5,769,000 and the aggregate amount of indebtedness of the Company that would rank pari passu with the 4 3/4% Debentures was approximately $54,765,000.

     The 4 3/4% Debentures have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, the 4 3/4% Debentures may not be offered or sold in the United States, absent registration or an applicable exemption from the Securities Act registration requirements.

     6 3/4% Convertible Subordinated Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6 3/4% Convertible Subordinated Debentures (the "6 3/4% Debentures") due October 16, 2001. The 6 3/4% Debentures were initially convertible by the holders into approximately 2,049,000 shares of the

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6 3/4% Debentures were redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 102 percent of the principal amount of the 6 3/4% Debentures.

     In the second quarter of 1996, the Company purchased $70,235,000 of the 6 3/4% Debentures which were subsequently retired. At March 31, 1998 and December 31, 1997, $54,765,000 of the 6 3/4% Debentures remained outstanding and were convertible into approximately 898,000 shares of the Company's Common Stock.

     On April 16, 1998, the 6 3/4% Debentures were redeemed at par and were subsequently retired.

NOTE 9
INCOME TAXES

     A provision for income taxes of $150,000 and $70,000 was recorded for the three months ended March 31, 1998 and March 31, 1997, respectively, representing current federal and state income taxes.

     The Company has accumulated certain tax attributes such as net operating loss carryforwards and tax credit carryforwards which are assets in the sense that they may provide the Company with future cash flows from the reduction in future tax payments. However, the realization of such assets is not assured as it depends upon future taxable income. Under Statement of Financial Accounting Standard No. 109 ("SFAS 109"), the Company is required to recognize all or a portion of its net deferred tax assets with corresponding increases to net income, when the Company believes, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized.

     Centocor has approximately $348,500,000 of deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. The Company presently has not concluded that it is more likely than not that it will realize all, or a portion of the benefit of such tax assets. Accordingly, the Company has recorded a 100% valuation allowance against the asset. If the Company determines that all or a part of these deferred tax assets are more likely than not to be realized through sufficient future profitability based on the outcome of certain future events, then the Company will reverse all or part of such valuation allowance and recognize a tax benefit. Until such tax benefit is recognized, the Company's effective tax rate is reflective of the utilization of its net operating loss carryforwards on an annual basis and therefore such rate is expected to be substantially lower than the statutory rate. Should all such deferred tax assets be recognized, the Company expects that its effective tax rate in future periods will approximate the applicable statutory

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

rates.

     The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets will impact reported earnings per share due to the benefit recorded to the statement of operations from the reduction in the Company's valuation allowance.

NOTE 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS

     There was no interest paid for the three months ended March 31, 1998 and 1997.

     Income tax payments for the three months ended March 31, 1998 and 1997 were approximately $12,000 and $81,000, respectively.

     In February, 1998, Centocor Diagnostics sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a gain of $6,931,000.

NOTE 11
SPECIAL CHARGES

     In the first quarter of 1998, the Company recorded special charges of $145,405,000 consisting of the following:

     ACQUISITION OF RETAVASE

     On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for Retavase, an acute-care cardiovascular drug, from Roche Healthcare for $335,000,000 in cash. In addition, the Company has employed many of the U.S. based sales and marketing personnel, formerly employed by Boehringer Mannheim Corporation, to commercialize the product.

     Retavase is a recombinant biologic cardiology care product administered for the treatment of acute myocardial infarction (heart attack) to improve blood flow to the heart. It is among the class of fibrinolytic drugs known as "clot busters." Retavase received marketing authorization from the FDA in October 1996 and was launched in January 1997.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     Charges relating to the acquisition of Retavase consist of (in thousands):

               Charge for acquired research and development
                related to the acquisition of Retavase          $  134,495

               One-time transitional expenses related to the
                integration of Retavase into Centocor                4,943
                                                                 ---------
                                                                $  139,438
                                                                 =========

     The pro forma unaudited comparative Statement of Operations data excluding the special charges related to the Retavase acquisition and the Centocor Diagnostics restructuring and assuming that the acquisition was consummated as of January 1, 1997, would have been as follows:



       Statement of                    For the three months
      Operations Data                     ended March 31,
---------------------------------   ------------------------
                                       1998           1997
                                    --------       ---------
Revenues                            $ 67,061        $ 53,036

Net loss                            $ (2,767)       $(11,046)

Diluted loss per share              $   (.04)       $   (.16)


     CENTOCOR DIAGNOSTICS, INC. RESTRUCTURING

     Given the Company's strong emphasis on the pharmaceutical business following the Retavase acquisition, the continuing success of ReoPro and the anticipated market launch of Avakine, the Company is currently evaluating strategic options for Centocor Diagnostics, including possible divestiture.

     Charges related to the Centocor Diagnostics, Inc. restructuring consist of (in thousands):

                            Severance               $    3,142

                            Asset impairments            2,825
                                                     ---------
                                                    $    5,967
                                                     =========

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 12
COMPREHENSIVE INCOME

     In January, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income
(loss).

     Total comprehensive income (loss) was approximately ($149,414,000) and $705,000 for the three months ended March 31, 1998 and 1997, respectively.

     The components of comprehensive income (loss) are (in thousands):


                                           For the three months ended
                                         -----------------------------
                                          March 31,         March 31,
                                           1998               1997
                                         -------------   -------------
Net income (loss)                        $   (140,307)   $      3,271

Foreign currency translation adjustments       (1,213)         (2,483)

Unrealized loss on marketable securities         (963)            (83)

Reclassification adjustment - realized
   gain on available for sale security         (6,931)              -
                                          -----------      ----------
Subtotal other comprehensive loss              (9,107)         (2,566)
                                          -----------      ----------

Total comprehensive income (loss)        $   (149,414)   $        705
                                          ===========      ==========


                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):


                                                     March 31,      December 31,
                                                       1998            1997
                                                   ------------    ------------
      Cumulative foreign currency translation
       adjustments                                $  (1,659)      $     (446)
      Unrealized gain on marketable securities            -            7,894
                                                   --------        ---------
      Other comprehensive income (loss)           $  (1,659)      $    7,448
                                                   ========        =========

NOTE 13
EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), which was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Statement 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior period EPS data presented. The Company adopted Statement 128 in December 1997. The adoption of Statement 128 did not have a significant effect on its financial statements.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

    For the quarter ended March 31, 1998 no exercise of options and warrants or other common stock equivalents is assumed since their effect is antidilutive, resulting from the Company reporting a loss for this period.

                                     For the Three Months Ended March 31, 1997
                                     -----------------------------------------
                                        Income           Shares
                                     (in thousands)  (in thousands)  Per Share
                                       (Numerator)   (Denominator)     Amount
                                     --------------  -------------------------
Basic EPS                           $        3,271         69,517     $  0.05
Incremental shares from assumed
exercise of dilutive options and
warrants                                        --          2,142
                                     --------------  ------------
Diluted EPS                         $        3,271         71,659     $  0.05
                                     ==============  ============

NOTE 14
SUBSEQUENT EVENT

  International Distribution Agreement for Avakine(TM) (infliximab)

  On April 6, 1998, Schering-Plough Corporation and the Company announced an agreement giving Schering-Plough Ltd. exclusive worldwide distribution rights, excluding the United States, Japan and portions of the Far East, to Avakine(TM) (infliximab), a novel monoclonal antibody in development for the treatment of Crohn's disease and rheumatoid arthritis.

  Under terms of the agreement, the Company received a $20,000,000 non-refundable payment in April 1998 and could receive additional payments of up to $30,000,000 upon the achievement of certain milestones. In addition, Schering-Plough and Centocor will divide profits related to Avakine and have agreed to share certain internal and external development expenses related to the product. The Company retains U.S. distribution rights for Avakine for all indications, but reserves the right to co-promote with Schering-Plough. The Company previously granted distribution rights to Avakine in Japan and portions of the Far East to Tanabe Seiyaku Co, Ltd.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

 General

     This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business and industry, management's beliefs and certain assumptions made by the Company's management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include, but are not limited to, those associated with (i) the timing, completion and outcome of clinical trials for, regulatory approval of, and market acceptance of the Company's products; (ii) the strength of the Company's patent position and the patent position of others; (iii) the Company's forward integration into direct commercialization of certain products; (iv) the Company's ability to construct and maintain manufacturing facilities that meet regulatory requirements and satisfy the Company's inventory needs; (v) the Company's dependence on its collaborative partners; (vi) uncertainties regarding health care reform and reimbursement from third party payors; (vii) changes in the competitive environment in which the Company operates; (viii) the outcome of pending litigation and (ix) the potential for product liability claims. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Centocor is a biopharmaceutical company the mission of which is to develop or otherwise acquire and commercialize novel therapeutic products that solve critical needs in human health care, with a primary technological focus on monoclonal antibodies and DNA-based products.

     The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial operating losses. The Company's financial results progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and profitability in each quarter of 1997. The Company expects that its sales of therapeutic and diagnostic products in 1998 will provide sufficient revenues to cover operating expenses and provide net income for the year, excluding the impact of certain one-time events. The Company's results for the three months ended March 31, 1998 have been affected by various significant one-time events. Significant one-time events for the three months

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

ended March 31, 1998 include the special charges, the litigation settlement and the gain on sale of investment. Excluding such significant one-time events, the Company's reported earnings per share would have been $.02 for the three months ended March 31, 1998.

     On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for Retavase(TM) (reteplase), a leading acute-care cardiovascular drug, from Roche Healthcare for $335,000,000 in cash.

     Retavase is a recombinant biologic cardiology care product administered for the treatment of acute myocardial infarction (heart attack) to improve blood flow to the heart. It is among the class of fibrinolytic drugs known as "clot busters." Retavase received marketing authorization from the U.S. Food and Drug Administration ("FDA") in October 1996 and was launched in January 1997.

     Because of the complementary nature of Retavase and ReoPro(R) (abciximab) in the cardiovascular field, the Company believes the joint promotion of Retavase and ReoPro could result in increased market penetration for ReoPro. Accordingly, the Company and Lilly are jointly promoting ReoPro through Lilly's existing ReoPro sales force and the Company's Retavase sales force. The Company is co-promoting Retavase in the United States with DuPont Merck pursuant to an assignment of DuPont Merck's pre-divestiture agreement with Boehringer Mannheim Corporation.

     The Company financed the acquisition through the issuance of $460,000,000 principal amount of its 4 3/4% Convertible Subordinated Debentures due February 15, 2005 (the "4 3/4% Debentures") in February 1998.

     The Company believes a further advantage of the acquisition of Retavase lies in the possibility that ReoPro and Retavase, administered in combination, may prove to have a therapeutic advantage over monotherapy for acute myocardial infarction patients. Two Phase II clinical trials currently are underway to evaluate the approach of using ReoPro in conjunction with a fibrinolytic product in the management of heart attack patients. There can be no assurance, however, that a ReoPro/Retavase combination therapy will prove to be safe and effective, will receive FDA approval or, even if approved, ultimately will achieve market acceptance.

     The Company has two other therapeutic products approved for sale and several product candidates in various stages of development. ReoPro is marketed by Lilly and sold in the United States and Europe for the reduction of acute ischemic cardiac complications in patients undergoing percutaneous coronary intervention ("PCI") such as angioplasty procedures, and for those patients with unstable angina who are refactory to conventional therapy for whom PCI is planned within twenty-four hours. Panorex(R) (edrecolomab) is marketed by Glaxo Wellcome plc ("Glaxo Wellcome") and sold in Germany as an adjuvant therapy in the treatment of post-operative colorectal cancer. The Company has filed a Biologics License Application ("BLA") with the FDA and an application with the European Medicines Evaluation Agency for Avakine(TM) (infliximab) for the

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

treatment of moderate to severe Crohn's disease, including fistulizing Crohn's disease. The Company has been notified by the FDA that its BLA for Avakine has been accepted and will receive a priority review. The FDA's Gastrointestinal Drugs Advisory Committee will discuss Avakine at its meeting on May 28, 1998. The Company also is conducting studies for Avakine in the treatment of rheumatoid arthritis. Panorex, Retavase and Avakine are trademarks of Centocor. ReoPro is a trademark of Lilly. The Company also markets several diagnostic products for cancer in the United States, Europe and Japan.

     The Company has accumulated certain tax attributes such as net operating loss carryforwards and tax credit carryforwards which are assets in the sense that they may provide the Company with future cash flows from the reduction in future tax payments. However, the realization of such assets is not assured as it depends upon future taxable income. Under Statement of Financial Accounting Standard 109 ("SFAS 109"), the Company is required to recognize all or a portion of its net deferred tax assets with corresponding increases to net income, when the Company believes, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits of net operating loss carryforwards and other credits will be realized.

     Centocor has approximately $348,500,000 of deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. The Company presently has not concluded that it is more likely than not that it will realize all, or a portion of the benefit of such tax assets. Accordingly, the Company has recorded a 100% valuation allowance against the asset. If the Company determines that all or a part of these deferred tax assets are more likely than not to be realized through sufficient future profitability based on the outcome of certain future events, then the Company will reverse all or part of such valuation allowance and recognize a tax benefit. Until such tax benefit is recognized, the Company's effective tax rate is reflective of the utilization of its net operating loss carryforwards on an annual basis and therefore such rate is expected to be substantially lower than the statutory rate. Should all such deferred tax assets be recognized, the Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

     The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets will impact reported earnings per share due to the benefit recorded to the statement of operations from the reduction in the Company's valuation allowance.

     Three months ended March 31, 1998 compared to the three months ended March 31, 1997

     The increase in sales for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is principally due to the increase in sales of ReoPro.

     For the three months ended March 31, 1998, ReoPro sales to Lilly were $45,688,000 and

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Lilly's announced sales to end-users were $70,000,000. For the three months ended March 31, 1997 sales to Lilly were $35,263,000 and Lilly's announced sales to end-users were $51,700,000. For the three months ended March 31, 1998, the Company's sales of Panorex to Glaxo Wellcome were $1,390,000 as compared to $929,000 for the three months ended March 31, 1997. The Company's sales of Retavase for the period beginning March 16, 1998 through March 31, 1998 were $2,300,000.

     The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end-sales to increase in 1998 as market acceptance continues to grow. Therefore, the Company expects its sales of ReoPro to Lilly to increase in 1998 over 1997 levels. Retavase sales are also expected to grow in 1998 as the development of the Company's salesforce and related infrastructure is completed. Panorex sales to Glaxo Wellcome in 1998 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the three months ended March 31, 1998 were $7,507,000 as compared to $8,744,000 for the three months ended March 31, 1997. Diagnostic product sales in 1998 are expected to be at about the same level or slightly lower than sales levels achieved in 1997.

     The level of future sales of the Company's products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals, the availability of production capacity, as well as the continued availability of necessary raw materials and intermediate inputs into the production process, approval and commercialization of competitive products and ultimately, the degree of acceptance of the Company's products in the marketplace.

     Given the Company's strong emphasis on the pharmaceutical business following the Retavase acquisition, the continuing success of ReoPro and the anticipated market launch of Avakine, the Company is currently evaluating strategic options for Centocor Diagnostics, including possible divestiture.

     Cost of sales increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due primarily to the increased sales of ReoPro. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1998, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the three months ended March 31, 1998 increased as compared to the three months ended March 31, 1997 due principally to increased clinical trial

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

activities to expand the indications for ReoPro and the continued development of Avakine. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1998 as compared to 1997 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction and in stroke. In addition, clinical trial activities for Avakine, primarily Phase III trials for the Crohn's disease and severe rheumatoid arthritis indications are expected to continue throughout 1998.

     Marketing, general and administrative expenses for the three months ended March 31, 1998 increased as compared to the three months ended March 31, 1997 due principally to the integration of the Centocor Retavase sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro and Avakine market development efforts. Marketing, general and administrative expenses are expected to increase in 1998 as compared to 1997 due primarily to the Company's increased investment in the direct promotion and sale of Retavase and Avakine.

     For the three months ended March 31, 1998, the Company recorded one-time special charges of $145,405,000 consisting of a charge of $139,438,000 relating to the acquisition of Retavase and a charge of $5,967,000 relating to the restructuring of Centocor Diagnostics. These items are more fully described in
Note 11 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited).

     Interest income increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due principally to the increase in the level of the Company's investments as a result of the proceeds from the offering of the 4 3/4% Debentures completed in February 1998. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due principally to the issuance of the 4 3/4% Debentures. Interest expense in 1998 is expected to increase as a result of the interest on the 4 3/4% Debentures but will be partially offset by the redemption of the Company's remaining 6 3/4% Convertible Subordinated Debentures due 2001 (the "6 3/4% Debentures") completed April 16, 1998. Interest expense in future periods will depend upon the level of debt outstanding.

     In February 1998, the Company recorded a one-time charge of $3,430,000 representing the settlement of litigation more fully described in Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited).

     In February 1998, Centocor Diagnostics sold an equity investment in ChromaVision Medical

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a realized gain of $6,931,000.

     Other income (expenses) decreased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to the Company's recording its share of the 1997 losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

     The Company expects its effective tax rate in 1998 to be approximately 7 %. The effective tax rate in 1998 is heavily influenced by the ability of the Company to use net operating loss carryforwards or other potential tax benefits from prior years to offset its future tax liability.

PER SHARE CALCULATIONS

     At March 31, 1998, approximately 4,603,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. The approximately 9,338,000 shares issuable upon conversion of the 4 3/4% Debentures and the 898,000 shares that were issuable upon conversion of the 6 3/4% Debentures are not considered Common Stock equivalents and are not included in the calculation of basic or diluted per share data but would be included in the calculation of diluted per share data if their effect is dilutive.

     No Common Stock equivalents or shares issuable upon conversion of the 4 3/4% Debentures and the 6 3/4% Debentures were included in the per share calculations for any period presented since to do so would have been antidilutive. Depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 4 3/4% Debentures in its calculations of per share data for such periods if the effect would be dilutive.

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

     The Company's future financial condition is dependent upon the Company's rate of net cash

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of the Company's products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of those products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory authorities will approve expanded labeling for ReoPro and other products or will approve any other of the Company's product candidates under development for commercial sale. Failure to obtain, on a timely basis, initial or expanded regulatory approvals for the Company's products and product candidates will have a material adverse effect on the Company.

     At March 31, 1998, the Company had cash, cash equivalents and investments of $301,155,000, including equity investments of $3,334,000. For the three months ended March 31, 1998, the Company had negative cash flows from operations of $15,006,000. The Company's total cash flows for the three months ended March 31, 1998 included the receipt of $448,500,000 representing the net proceeds from the 4 3/4% Debentures, $7,701,000 representing the proceeds from the sale of an equity investment in ChromaVision Medical Systems, Inc. and $306,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. At March 31, 1998 the Company had a note payable of $5,769,000 which is secured by investments at the lending bank of $5,836,000, and $20,000,000 of its cash is held in escrow and is restricted based upon the successful completion of certain milestones in the transfer of the manufacturing of Retavase from Boehringer Mannheim to Centocor. The Company's total cash, cash equivalents and investments increased by $94,525,000 from December 31, 1997, principally as a result of the issuance of the 4 3/4% Debentures partially offset by an outflow of $337,039,000 from the acquisition of Retavase and related costs. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1999.

     Accounts Receivable at March 31, 1998 increased as compared to December 31, 1997 due to increased sales of ReoPro to Lilly and sales of Retavase commencing on March 16, 1998.

     Inventory at March 31, 1998 increased as compared to December 31, 1997 due primarily to increased ReoPro and Avakine production activities.

     Gross property, plant and equipment at March 31, 1998 increased as compared to December 31, 1997, principally due to the investment of $17,881,000 for the purchase of property and equipment, partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies. The Company expects its total investments in property, plant and equipment to increase in 1998 by an amount up to approximately $100,000,000 for its manufacturing capacity

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and Avakine production requirements. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that losses resulting from sales, or reserves to reduce the carrying value, of certain fixed assets will not be required in the future.

     Long-term investments at March 31, 1998 increased as compared to December 31, 1997 principally due to the $20,000,000 placed in escrow as part of the Company's agreement with Roche Healthcare, partially offset by the sale of an equity investment in ChromaVision Medical Systems, Inc., classified as available for sale, by Centocor Diagnostics, Inc.

     Intangible and other assets at March 31, 1998 increased as compared to December 31, 1997 resulting primarily from the acquisition of the U.S. and Canadian product rights for Retavase in March of 1998. The intangibles acquired primarily represent goodwill and acquired regulatory licenses related to Retavase.

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

LEGAL PROCEEDINGS

     The Company is subject to certain litigation, as more fully described in
Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited). While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that the foregoing proceedings will not have a material adverse effect on the Company.

FOREIGN CURRENCY

     Certain of the Company's sales are denominated in currencies other than the U.S. dollar. Additionally, the Company conducts operations in countries other than the United States, primarily its manufacturing facility in Leiden, The Netherlands. The Company's consolidated financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of reporting the Company's consolidated financial results. To date, exchange rate fluctuations have not had a material net effect on the Company's financial results. The Company does not currently engage in any derivatives transactions as a hedge against foreign currency fluctuations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
YEAR 2000 ISSUES

     The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the two digit year value to 00. The risk is that computer systems will not properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption.

     The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's marketing partners, suppliers, and various vendors, and the Company is coordinating its efforts to address the Year 2000 issue with those entities. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     With respect to its own computer systems, the Company is upgrading, generally, in order to meet the demands of its expanding business. In the process the Company is taking steps to identify, correct or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by mid 1999, allowing adequate time for testing. The Company presently believes that with modification to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issue, there can be no assurances that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

     Since the Company currently plans to upgrade or replace the majority of its systems regardless of the Year 2000 problem, management has not separately assessed any additional Year 2000 compliance expense and related potential effect on the Company's earnings.

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

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings

          See Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited), which is attached hereto and incorporated herein by reference.

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               4.1 Indenture by and between the Company and the United States Trust Company of New York, as Trustee, dated February 20, 1998.

               4.2 Form of 4 3/4% Convertible Subordinated Debentures due 2005 (included in Exhibit 4.1 hereto).

              10.1    Registration Rights Agreement, dated as of February 13,
                      1998.

              10.2 Distribution Agreement between Centocor, Inc. and Schering Plough Ltd. dated April 3, 1998. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.)

              27.0 Centocor, Inc. and subsidiaries Financial Data Schedule for the three months ended March 31, 1998.

              27.1 Centocor, Inc. and subsidiaries Restated Financial Data Schedule for the three months ended March 31, 1997.

              27.2 Centocor, Inc. and subsidiaries Restated Financial Data Schedules for the years ended December 31, 1996 and 1995.

          (b)  Reports on Form 8-K
               -------------------

               The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended March 31, 1998:

               Date of Report                      Item Covered
               --------------                      ------------

               January 21, 1998                          5

               February 12, 1998                         5

               February 20, 1998                         5

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Centocor, Inc.
                                              (Registrant)



Date:     May 11, 1998                        /s/ David P. Holveck
                                              ------------------------------
                                              David P. Holveck
                                              Chief Executive Officer
                                              (principal executive officer)


Date:     May 11, 1998                        /s/ Dominic J. Caruso
                                              ------------------------------
                                              Dominic J. Caruso
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)