Form 10-K/A
period 1996-12-31
CENTOCOR INC
filed 1998-05-14
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                               (Amendment No. 1)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-11103
                       -------

                                CENTOCOR, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2117202
-----------------------------------                    ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

200 Great Valley Parkway, Malvern, PA                     19355-1307
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

      Registrant's telephone number, including area code:  (610) 651-6000
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act: None.
                                                                   ----

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

Warrants for the purchase of shares of Common Stock, par value $.01 per share*
-----------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X   .  No       .
                ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 69,053,050 shares of voting stock held by non-affiliates of the Registrant as of February 18, 1997 was approximately $2,572,226,113.

Common Stock outstanding at February 18, 1997: 69,589,250 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated by reference in this Report on Form 10-K:

     Proxy Statement for the Annual Meeting of Shareholders held on May 14, 1997 -- Part III, Items 10, 11, 12 and 13.

*Includes Warrants issued in January 1992 which were registered pursuant to
Section 12(g) of the Securities Exchange Act of 1934 as part of Units, each Unit consisting of one share of Callable Common Stock of Tocor II, Inc., one Series T Warrant and one callable Warrant.

EXPLANATORY NOTE:

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is being filed solely for the purpose of amending Part IV, Item 14 to refile Exhibit 10.24 to conform such exhibit to the Registrant's confidential treatment request with respect to such exhibit.

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

                    10.33 Distribution Agreement between Centocor, Inc. and Fujisawa Pharmaceutical Co. Ltd dated August 15, 1996. (Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement) (incorporated by reference to same-numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    11 Computation of Earnings (Loss) per Common Share (incorporated by reference to same-numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    12 Statement re: Computation of Ratios (incorporated by reference to same-numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    21 Subsidiaries of the Registrant (incorporated by reference to same-numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                    23     Consent of Independent Auditors.

                    27 Financial Data Schedule (incorporated by reference to same-numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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
                   ================================================================================================================

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CENTOCOR, INC.


Date: May 13, 1998           By:   /s/  Dominic J. Caruso
                                -----------------------------------
                                Dominic J. Caruso
                                Senior Vice President - Finance and
                                Chief Financial Officer

                                 EXHIBIT INDEX

        Exhibit Number
        --------------

             10.24 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B.V. and Eli Lilly and Company dated June 26, 1996. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.)

             23             Consent of Independent Auditors.