Form 10-Q
period 1998-06-30
CENTOCOR INC
filed 1998-08-13
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


(Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period ended June 30, 1998
                                     -------------



[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934



      For the transition period from __________ to __________



                        Commission file number  0-11103
                                               ---------



                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Pennsylvania                                23-2117202
---------------------------------------       ------------------------------
   (State or other jurisdiction of                    (IRS Employer)
   incorporation or organization)                  Identification No.)


 200 Great Valley Parkway     Malvern, Pennsylvania     19355-1307
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 610-651-6000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                          ______      ______

Shares of Common Stock outstanding at August 3, 1998 were 70,470,841.

Part I:  Financial Information
Item 1:  Financial Statements

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       (UNAUDITED)
                                                JUNE 30,        DECEMBER 31,
                                                  1998              1997
------------------------------------          -------------    -------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents (Notes 4 and 8)     $128,713          $85,565
     Short-term investments (Note 4)                103,078          109,108
     Accounts and contracts receivable               71,643           26,459
     Interest receivable                              1,126            1,394
     Inventory (Note 5)                              36,899           27,777
     Prepaid expenses                                 1,857            3,053
     Other current assets                             1,369            1,489
                                                  ---------        ---------
                                                    344,685          254,845

PROPERTY, PLANT AND EQUIPMENT:
     Land and buildings                              69,171           68,957
     Equipment, furniture, fixtures, improvements
       and construction in progress                 120,418           87,483
                                                 ----------        ---------
                                                    189,589          156,440
     Less accumulated depreciation                  (82,773)         (79,426)
                                                  ---------        ---------
                                                    106,816           77,014

LONG-TERM INVESTMENTS (NOTE 4)                       18,193           11,957

INTANGIBLE AND OTHER ASSETS (NOTE 6)                255,225           61,288
                                                 ----------       ----------

          TOTAL ASSETS                             $724,919         $405,104
                                                 ==========       ==========



See accompanying Notes to Consolidated Financial Statements.

                                                  CENTOCOR, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       (UNAUDITED)
                                                                         JUNE 30,       DECEMBER 31,
                                                                           1998            1997
----------------------------------------                              -------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                       $22,845          $15,651
    Accrued expenses                                                        81,560           54,203
    Notes payable (Note 8)                                                   5,882            5,940
    Unearned revenues                                                        3,479                -
    Other current liabilities (Note 7)                                      15,800           15,800
                                                                      -------------    -------------
                                                                           129,566           91,594

LONG-TERM DEBT (NOTE 8)                                                    460,000           54,765


OTHER LIABILITIES                                                            2,489              910

SHAREHOLDERS' EQUITY (NOTES 2, 4 AND 8):
      Preferred Stock, $.01 par value,
       10,000 shares authorized, none issued                                     _                _
      Common Stock, $.01 par value,
       100,000 shares authorized and
       70,415 and 70,146 issued and
       outstanding at June 30, 1998 and
       December 31, 1997, respectively                                         704              701
      Additional paid-in capital                                         1,063,502        1,060,158
      Accumulated deficit                                                 (931,499)        (810,472)
      Unrealized gain on marketable
       securities (Note 12)                                                      -            7,894
      Cumulative foreign currency
       translation adjustments (Note 12)                                       157             (446)
                                                                      -------------    -------------
                                                                           132,864          257,835
                                                                      -------------    -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $724,919         $405,104
                                                                      =============    =============

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

------------------------------------------------------------------------
For the three months ended June 30,                 1998         1997
------------------------------------------------------------------------
REVENUES:
  Sales                                            $69,880      $51,007
  Contracts                                         21,002        2,636
                                                 ----------   ----------
                                                    90,882       53,643

COSTS AND EXPENSES:
  Cost of sales                                     24,422       22,183
  Research and development                          16,048       17,292
  Marketing, general and administrative             26,108        9,588
                                                 ----------   ----------
                                                    66,578       49,063

OTHER INCOME (EXPENSES):
  Interest income                                    3,636        2,448
  Interest expense                                  (5,634)        (965)
  Litigation charge (Note 2)                        (1,300)           0
  Loss on sale of facility and related business
   (Note 14)                                             0       (4,565)
  Other                                               (276)        (758)
                                                 ----------   ----------
                                                    (3,574)      (3,840)
                                                 ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES            20,730          740

Provision for income taxes (Note 9)                  1,450           20
                                                 ----------   ----------

NET INCOME                                         $19,280         $720
                                                 ==========   ==========

BASIC EARNINGS PER SHARE                             $0.27        $0.01
                                                 ==========   ==========

DILUTED EARNINGS PER SHARE                           $0.27        $0.01
                                                 ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                70,384       69,689
                                                 ==========   ==========

WEIGHTED AVERAGE COMMON AND DILUTIVE
  EQUIVALENT SHARES OUTSTANDING                     72,144       71,597
                                                 ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

  ----------------------------------------------------------------
  For the six months ended June 30,         1998          1997
  ----------------------------------------------------------------
  REVENUES:
    Sales                                   $126,385      $95,943
    Contracts                                 21,362        2,736
                                           ----------   ----------
                                             147,747       98,679

  COSTS AND EXPENSES:
    Cost of sales                             45,182       39,989
    Research and development                  35,961       31,629
    Marketing, general and administrative     41,975       19,384
    Special charges (Note 11)                145,405            0
                                           ----------   ----------
                                             268,523       91,002

  OTHER INCOME (EXPENSES):
    Interest income                            7,800        4,602
    Interest expense                          (8,321)      (1,962)
    Gain on sale of investment (Note 4)        6,931            0
    Litigation charges (Note 2)               (4,730)           0
    Loss on sale of facility and related
     business (Note 14)                            0       (4,565)
    Other                                       (331)      (1,671)
                                           ----------   ----------
                                               1,349       (3,596)
                                           ----------   ----------

  INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                        (119,427)       4,081

  Provision for income taxes (Note 9)          1,600           90
                                           ----------   ----------

  NET INCOME (LOSS)                        ($121,027)      $3,991
                                           ==========   ==========

  BASIC EARNINGS (LOSS) PER SHARE             ($1.72)       $0.06
                                           ==========   ==========

  DILUTED EARNINGS (LOSS) PER SHARE           ($1.72)       $0.06
                                           ==========   ==========

  WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                        70,284       69,603
                                           ==========   ==========

  WEIGHTED AVERAGE COMMON AND DILUTIVE
    EQUIVALENT SHARES OUTSTANDING             70,284       71,629
                                           ==========   ==========

         See accompanying Notes to Consolidated Financial Statements.

                                                  CENTOCOR, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (IN THOUSANDS)
                                                            (UNAUDITED)
--------------------------------------------------------------------------------------------------
  For the six months ended June 30,                                     1998              1997
--------------------------------------------------------------------------------------------------
  Cash flows from (used for) operating activities:
    Net income (loss)                                                    ($121,027)        $3,991
    Adjustments to reconcile net income (loss) to net cash
      from (used for) operating activities:
       Special charges (Note 11)                                           145,405              0
       Loss on sale of facility and related business (Note 14)                   0          4,565
       Gain on sale of investment                                           (6,931)             0
       Provisions for depreciation and amortization                         15,133          8,283
       Amortization of unearned revenue                                     (1,521)             0
       Other                                                                     0          2,369
       Changes in assets and liabilities:
              Accounts and contracts receivable                            (44,540)       (24,369)
              Interest receivable                                              267            388
              Inventory                                                     (9,359)        (2,565)
              Prepaid expenses                                                (657)           272
              Other current assets                                             106           (663)
              Intangible and other assets                                   (7,838)       (18,244)
              Accounts payable                                               8,708         (1,153)
              Unearned revenue                                               5,000              0
              Accrued expenses and other liabilities                        19,318         14,711
              Other long-term liabilities                                    1,579           (225)
                                                                       ------------   ------------
      Net cash from (used for) operating activities                          3,643        (12,640)

  Cash flows from (used for) investing activities:
    Purchases of investments                                               (89,619)       (40,500)
    Sales of investments                                                   105,512         53,400
    Retavase acquisition and related costs                                (337,039)             0
    Sale of facility and related business                                        0          2,400
    Purchases of fixed assets                                              (35,457)        (7,623)
                                                                       ------------   ------------
      Net cash from (used for) investing activities                       (356,603)         7,677

  Cash flows from financing activities:
    Net proceeds from other issuances of Common Stock                        2,473          4,423
    Net proceeds from issuance of long-term debt (Note 8)                  448,500              0
    Reduction of long-term debt (Note 8)                                   (54,765)             0
                                                                       ------------   ------------
      Net cash from financing activities                                   396,208          4,423
  Effect of foreign currency translation                                      (100)           951
                                                                       ------------   ------------

  Net increase in cash and cash equivalents                                 43,148            411
  Beginning cash and cash equivalents                                       85,565         55,953
                                                                       ------------   ------------

  Ending cash and cash equivalents                                        $128,713        $56,364
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

   The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at June 30, 1998 and December 31, 1997 and the consolidated results of operations for the three and six months ended June 30, 1998 and 1997 and consolidated cash flows for the six months ended June 30, 1998 and 1997. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.


NOTE 2
COMMITMENTS AND CONTINGENCIES

   Liquidity and Capital Resources

   The Company, since inception, has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities and, more recently, by therapeutic product sales.

   On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for Retavase(TM) (reteplase), a leading acute-care cardiovascular drug, from Roche Healthcare Limited ("Roche Healthcare"), a subsidiary of Roche Holding Ltd. ("Roche"), for $335,000,000 in cash. Centocor was able to acquire Retavase because Roche was required to divest Retavase as a condition of Roche's acquisition of Corange Limited, the parent company of Boehringer Mannheim GmbH ("Boehringer Mannheim").

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  As part of the Company's agreements with Roche Healthcare, $20,000,000 of the Retavase purchase price (the "Escrow Amount") has been placed in escrow, $15,000,000 of which is classified as a long-term investment. Centocor is entitled to recover all or a portion of the Escrow Amount upon the successful completion of certain milestones in the transfer of the manufacturing of Retavase from Boehringer Mannheim to Centocor.

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

  In April, 1998, Centocor entered into an agreement with Schering-Plough Corporation ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East, to Remicade(TM), formerly known as Avakine(TM) (infliximab). Remicade is a novel monoclonal antibody in development for the treatment of Crohn's disease and rheumatoid arthritis.

  Under terms of the agreement, Centocor received a $20,000,000 non-refundable payment and could receive additional payments of up to $30,000,000 upon the achievement of certain milestones. In addition, Schering-Plough and the Company will divide profits related to Remicade and have agreed to share certain internal and external development expenses related to the product. Centocor retains U.S. marketing rights for Remicade for all indications, but reserves the right to co-promote with Schering-Plough. Centocor previously granted distribution rights to Remicade in Japan and portions of the Far East to Tanabe Seiyaku Co., Ltd.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and purchased the Class B limited partnership interest in CPIII in May 1997.

  The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and was brought as a class action on behalf of all former limited partners of CPII. The complaint charged that some portion of the $100,000,000 paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit was then refiled in the Delaware Superior Court. A similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko was subsequently allowed to intervene in the Delaware action and the Chester County action was dismissed. The PaineWebber and Petrisko actions were consolidated and the action was certified as a class action. The Company filed an answer denying that any additional monies were owed to the former partners and raising an affirmative defense and counterclaim based on unjust enrichment which sought an offset on any recovery by the class. Discovery has been completed. In November 1997, Centocor filed a motion for summary judgment as to certain claims asserted in plaintiffs' complaint. In February 1998, the Court granted the Company's motion with respect to the claim seeking fifty percent of approximately $71,000,000 of the $100,000,000 paid to Centocor by Lilly; and, it granted the motion insofar as it sought dismissal of the claim based on an alleged breach of a covenant of good faith and fair dealing. Finally, the Court denied the Company's motion as to plaintiffs' claim for an 8% royalty on approximately $71,000,000, but expressly reserved the Company's right to renew its motion for judgment as to this claim. Thereafter, the parties entered into a settlement agreement, subject to approval by the court under which Centocor would make a payment to the class members of $1,300,000. The Company recorded a one-time charge to earnings in the second quarter of 1998 for $1,300,000 resulting from this matter. A hearing on the fairness, reasonableness and adequacy of the settlement has been scheduled for September 8, 1998.

  The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. In the complaint in this action, the plaintiff originally sought to sue derivatively on behalf of CPIII. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acted as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25,000,000 of the money paid by Lilly to the Company in 1992

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. As part of the settlement, the complaint has been amended to restate the claims as class claims. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which has purchased CPIII limited partnership interests, objected to the settlement and were permitted to take discovery regarding the settlement. A hearing on the adequacy and fairness of the settlement was held on September 4, 1997. No decision has been rendered pending the completion of certain additional discovery by the objectors.


  On January 19, 1998, a purported class action captioned Surgener v. Centocor, Inc. and David P. Holveck was filed in the United States District Court for the Eastern District of Pennsylvania. Other similar suits were filed thereafter. The complaints in these actions charge the Company and its chief executive officer with having violated the federal securities laws. Plaintiffs seek to represent a class of those who purchased Centocor stock between December 2, 1997, and December 16, 1997, inclusive, and allege that defendants made false and misleading statements in connection with earnings forecasts. Damages in an unspecified amount are sought. The court consolidated the actions and plaintiffs subsequently filed a consolidated class action complaint. On June 25, 1998, the defendants filed a motion to dismiss the complaint. The Company believes these actions are without merit and intends to defend them vigorously.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  Pursuant to the Asset Purchase Agreement between the Company and Roche Healthcare Limited, entered into in connection with the Company's acquisition of the U.S. and Canadian product rights for Retavase (the "Purchase Agreement"), the Company has assumed responsibility for certain Retavase patent litigation instituted by Genentech, Inc. against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation in the United States and Germany. The Purchase Agreement also provides that the cost of the Retavase patent litigation (in the United States and Germany) is to be shared equally by Roche and the Company and Roche is committed to assist the Company in the litigation by making available, at Roche's expense, witnesses and documents. If, as a result of (i) a binding determination (including a permanent, temporary or preliminary injunction for so long as such injunction is not stayed or vacated) in connection with the Retavase patent litigation (a "Binding Determination") or (ii) a settlement of the Retavase patent litigation (a "Settlement"), the Company is unable during the life of the relevant Genentech patents to engage in the manufacture or sale of Retavase in the United States and Canada, Roche Healthcare would be required to reimburse to the Company up to 100% of the purchase price under the Purchase Agreement (excluding the $20,000,000 placed in escrow at the closing of the Purchase Agreement) depending upon the length of the period for which the Company's manufacturing and sale activities are prohibited. Furthermore, Roche Healthcare would be required under the Purchase Agreement to indemnify the Company for (i) any damages (including lost profits) and (ii) any reasonable royalty payments, for which the Company may become liable to Genentech as a result of a Binding Determination or a Settlement. Roche Healthcare's total purchase price reimbursement and indemnification obligations relating to the Retavase patent litigation are limited to an aggregate of 125% of the total purchase price under the Purchase Agreement, excluding any portion of the Escrow Amount previously returned to the Company. In the event the governance agreement between Roche and Genentech allows Roche to control Genentech or in the event Roche obtains 100% of the stock of Genentech, Roche will cause the patent litigation to be dismissed with prejudice and will cause Genentech not to institute any additional infringement litigation relating to Retavase.

  In a suit filed in the United States District Court for the District of Massachusetts, Genentech charges Boehringer Mannheim GmbH and Boehringer Mannheim Corporation with infringement of five patents. Genentech seeks judgment of infringement, an injunction, treble damages, and costs including attorney's fees. The defendants have denied infringement and raised various affirmative defenses and counterclaims. Defendants seek a declaration of invalidity, unenforceability and non-infringement, damages under the antitrust laws and a state statute and costs, including attorney's fees. The Court directed the parties to address initially three of the patents (United States Patents Nos. 4,342,832, 5,034,225 and 4,511,502), reserving two for later disposition (United States Patents Nos. 5,221,619 and 5,185,259). The Court has conducted a Markman hearing as to the first three patents to be considered in order to construe the claims of the patents. It subsequently issued an opinion which has limited the construction of the claims asserted by Genentech in certain instances,

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

while not accepting all of defendants' arguments as to construction. Thereafter, the Court entertained argument on the motions by the defendants for summary judgment of noninfringement as to the same three patents, but has not yet issued an opinion. On March 27, 1998, the Company moved to intervene as a named defendant in the litigation pending in the District of Massachusetts. The Court thereafter joined the Company as a party. There can be no assurance that the defendants will prevail in obtaining a judgment of noninfringement as a result of the summary judgment proceedings. Moreover, there can be no assurance that the defendants will prevail in obtaining a judgment of non-infringement, invalidity, or unenforceability of the patents in any subsequent trial or appeal. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

  The patent litigation in Germany consists of a number of different proceedings: 1) an infringement suit by Genentech and its licensee against Boehringer Mannheim GmbH based on the European patent EP 0 093 619 and an extension based on patents EP 0 217 379 and EP 0 228 862; 2) a nullity suit by Boehringer Mannheim against the patent EP 0 093 619; 3) a nullity suit by Boehringer Mannheim against the patent EP 0 217 379; and 4) an appeal by Boehringer Mannheim from the decision of the European Patent Office arising from Boehringer Mannheim's opposition to the patent EP 0 228 862. The nullity suits and the opposition appeal challenge the validity of the patents in issue or seek construction of the claims in a manner which would exclude Retavase. The infringement suit based on the patent EP 0 093 619 has been stayed pending the outcome of the corresponding nullity action. Following a hearing in the nullity action against the patent EP 0 093 619 on July 14, 1998, the court revoked the claims as originally stated, but allowed alternative claims, the definition of which will not be clear until the court sets forth the reasons for its decision. The Court in the infringement action based on patents EP 0 217 379 and EP 0 228 862 has directed certain questions to an expert yet to be appointed. No report is expected from the expert until at least the end of 1998. At a hearing on July 28, 1998 in Boehringer Mannheim's nullity suit against the patent EP 0 217 379, the court directed that further evidence be submitted, following which a further hearing will be scheduled. It is expected that that hearing will not occur until February or March of 1999. No date has been set for a hearing on the appeal in the opposition proceedings with regard to patent EP 0 228 862. If any of the German patent proceedings remain pending at the date when the Company is no longer dependent on Boehringer Mannheim for the supply of Retavase, the defense and risk of the remaining proceedings will revert to Boehringer Mannheim. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

  On March 17, 1998, two additional patents were issued to Genentech, United States Patent Nos. 5,728,565 (the "565 Patent") and 5,728,566 (the "566
Patent"). The '565 and '566 Patents issued from the same original application as United States Patent No. 5,185,259, one of the patents at issue in the suit that Genentech brought in the District of Massachusetts. That same day, March 17, 1998,

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Genentech brought suit against the Company (but not Boehringer Mannheim GmbH or Boehringer Mannheim Corporation) for infringement of the '565 and '566 Patents in the United States District Court for the Northern District of California. In that suit, as in Massachusetts, Genentech seeks judgment of infringement, an injunction, damages, and costs including attorney's fees. On April 2, 1998, the Company filed a motion to transfer the case from the Northern District of California to the District of Massachusetts, but that motion was denied on May 11, 1998. The Company also answered the complaint, denying infringement of the '565 and '566 Patents and raising various affirmative defenses concerning invalidity of those patents. On July 17, 1998, the Company filed an amended answer and counterclaims against Genentech expanding the affirmative defenses and further alleging that the '565 and '566 Patents are invalid and unenforceable. The amended answer also asserts counterclaims against Genentech for declaratory judgements of noninfrigement, invalidity and unenforceability of the '565 and '566 Patents and for monopolization and attempted monopolization under the federal antitrust laws and unfair competition under California law. The court has set a trial date in the case of October 12, 1999. There can be no assurance that the Company will prevail in its defense of the suit concerning the '565 and '566 Patents. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

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

  Royalties

  In January 1997, the Company exercised its option to acquire the limited partnership interests in CPIII and made an advance payment of approximately $13,598,000 in cash to the Class A and Class C limited partners of CPIII. The Company recorded this payment as a prepaid royalty in January 1997. The Company thereafter acquired the Class B limited partnership interest. The Company is required to make future royalty payments to the former limited partners of CPIII based upon future sales of ReoPro.

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

  The Company has entered into indemnity agreements with the former limited partners of Centocor Cardiovascular Imaging Partners, L.P. ("CCIP"), CPII and CPIII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

assure the continued supply of the product, even to the extent of acquiring Centocor's related manufacturing assets at their independently appraised values.

     In June 1996, the Company and Lilly further amended its Sales and Distribution Agreement, pursuant to which Lilly no longer has the right to buy ReoPro for resale in Japan, but Lilly retains its exclusive right to buy and resell ReoPro in the rest of the world.

     Because of the complementary nature of Retavase and ReoPro in the cardiovascular field, the Company believes the joint promotion of Retavase and ReoPro could result in increased market penetration for ReoPro. Accordingly, the Company and Lilly are jointly promoting ReoPro in the United States.

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

     Relationship with Glaxo Wellcome plc

     In November 1993, Centocor and Glaxo Wellcome plc ("Glaxo Wellcome") entered into an agreement for the development and marketing of certain of Centocor's monoclonal antibody-based cancer therapeutic products, including Panorex(R) (edrecolomab). In November 1994, Centocor and Glaxo Wellcome amended their agreement and Glaxo Wellcome became the exclusive worldwide distributor for Panorex. Under the agreement, Glaxo Wellcome is responsible principally for the continuing clinical development of Panorex, and Centocor is responsible principally for manufacturing Panorex and securing regulatory approvals.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

     Under a Transition Services Agreement, Boehringer Mannheim Corporation has provided certain transition services to Centocor, including accepting orders and invoices on behalf of Centocor, collection services and customer complaints and inquiries, to facilitate the transfer of responsibility for the sale and distribution of the product. Such transition services were terminated as of June 15, 1998.

     Relationship with The DuPont Pharmaceutical Company

     In December 1996, Boehringer Mannheim Corporation and The DuPont Pharmaceutical Company ("DuPont"), formerly DuPont Merck Pharmaceutical Company, entered into an agreement, pursuant to which Boehringer Mannheim granted DuPont the right to co-promote Retavase in the United States. That agreement was assigned to Centocor in connection with its acquisition of the Retavase assets and DuPont is continuing to co-promote Retavase in the United States.

     Relationship with Schering-Plough Corporation

     In April, 1998, Centocor entered into an agreement with Schering-Plough Corporation ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East to Remicade(TM), formerly known as Avakine(TM) (infliximab). Remicade is a novel monoclonal antibody in development for the treatment of Crohn's disease and rheumatoid arthritis.

     Under terms of the agreement, Centocor received a $20,000,000 non-refundable payment and could receive additional payments of up to $30,000,000 upon the achievement of certain milestones.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     In addition, Schering-Plough and the Company will divide profits related to Remicade and have agreed to share certain internal and external development expenses related to the product. Centocor retains U.S. marketing rights for Remicade for all indications, but reserves the right to co-promote with Schering-Plough. Centocor previously granted distribution rights to Remicade in Japan and portions of the Far East to Tanabe Seiyaku Co., Ltd.


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

     At June 30, 1998, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                             Carrying                 Unrealized                 Fair
                                                             ---------------------------
                                               Value           Gains          (Losses)           Value
                                             ---------       ----------     ------------      -----------
     Trading securities:
       Securities and obligations of
        the U.S. Treasury and other
        U.S. government agencies             $   39,942      $      148     $        (24)     $     40,066

       Other short-term obligations              31,277               3              (27)           31,253

       Corporate bonds and
        commercial paper                         64,629               -                -            64,629
                                             ----------      ----------     ------------      ------------
                                             $  135,848      $      151     $        (51)     $    135,948
                                             ==========      ==========     ============      ============

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                             Adjusted                Unrealized                Carrying
                                                            ----------------------------
                                               Cost            Gains          (Losses)           Value
                                           -----------      ----------      ------------      ----------
     Investments available for sale:
       Equity securities                   $     3,193      $        -      $          -      $    3,193
                                           ===========      ==========      ============      ==========

                                             Carrying                Unrealized                  Fair
                                                            ----------------------------
                                              Value            Gains          (Losses)           Value
                                           -----------      ----------      ------------      ----------
     Investments held to maturity:
       Securities and obligations of
        the U.S. Treasury and other
        U.S. government agencies           $    73,221      $       13      $         (7)     $   73,227
     Certificates of deposit                     6,130               -                 -           6,130
                                           -----------      ----------      ------------      ----------
                                           $    79,351      $       13      $         (7)     $   79,357
                                           ===========      ==========      ============      ==========

     At June 30, 1998, these securities were classified as follows (in thousands):

     Cash equivalents                      $   112,221
     Short-term investments                    103,078
     Long-term investments                       3,193
                                           -----------
                                           $   218,492
                                           ===========

     The Company has agreed to maintain investments with fair values of $5,840,000 as of June 30, 1998 at the lending bank as collateral for loans from that bank. See Note 8 -- Debt.

     As part of the Company's agreements with Roche Healthcare, the Company has placed $20,000,000 in escrow, $15,000,000 of which is classified as a long-term investment. Centocor is entitled to recover all or a portion of the Escrow Amount upon the successful completion of certain milestones in the transfer of the manufacturing of Retavase from Boehringer Mannheim to Centocor.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 5
INVENTORY


     Inventory, net of reserves, consists of the following (in thousands):


                                     June 30,      December 31,
                                       1998            1997
                                    ----------     ------------
          Raw materials             $    5,292     $      4,646
          Work in process               20,722           12,850
          Finished goods                10,885           10,281
                                    ----------     ------------
                                    $   36,899     $     27,777
                                    ==========     ============

     Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that additional reserves for inventories will not be required in the future.


NOTE 6
INTANGIBLE AND OTHER ASSETS


     Intangible and other assets consist of the following (in thousands):

                                                     June 30,           December 31,
                                                       1998                 1997
                                                    ----------          ------------
     Acquired regulatory licenses                   $   85,002          $          -
     Goodwill                                           37,907                     -
     Prepaid royalties related to CPIII                 28,698                29,398
     Deferred charges                                   18,219                23,084
     Debt issuance costs                                12,264                   598
     Other licenses                                     11,660                 5,339
     All other                                          61,475                 2,869
                                                    ----------          ------------
                                                    $  255,225          $     61,288
                                                    ==========          ============

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     Prepaid royalties related to CPIII represent an advance payment of approximately $13,600,000 in cash paid to the former limited partners of CPIII in connection with the purchase of the limited partnership interests in CPIII and an additional $15,800,000 payable to the former limited partners of CPIII in connection with the revision of future royalties. See Note 2 -- Commitments and Contingencies and Note 7 -- Other Current Liabilities.

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


NOTE 7
OTHER CURRENT LIABILITIES


  In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's Sales and Distribution Agreement with Lilly with respect to ReoPro. See Note 2 -- Commitments and Contingencies. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay the former limited partners of CPIII $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, if and when cumulative world-wide sales of ReoPro exceed $600,000,000 and a revision to the royalties payable to the former limited partners of CPIII. The Company has recorded a current liability for the $15,800,000 for these probable payments to the former limited partners of CPIII.


NOTE 8
DEBT


     Notes Payable

     Notes payable at June 30, 1998 and December 31, 1997 consists of $5,882,000 and $5,940,000, respectively, of borrowings under short-term notes at an interest rate of 3.9% per annum at June 30, 1998, payable in Dutch guilders no later than September 30, 1998. These borrowings are secured by investments at the lending bank of $5,840,000.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     Long-term debt

     4 3/4% Convertible Subordinated Debentures

     On February 20, 1998, the Company issued $460,000,000 aggregate principal amount of the 4 3/4% Convertible Subordinated Debentures (the "4 3/4% Debentures") due February 15, 2005. The 4 3/4% Debentures are convertible by the holders into approximately 9,338,000 shares of the Company's Common Stock at an initial conversion price of $49.261 per share, subject to adjustment in certain circumstances. The 4 3/4% Debentures are not redeemable by the Company prior to February 21, 2001. After February 21, 2001, the 4 3/4% Debentures will be redeemable by the Company at a redemption price of 102.714% of the principal amount of the 4 3/4% Debentures and declining annually. The holders of the 4 3/4% Debentures will be entitled at any time after 90 days following the date of original issuance thereof through the close of business on the final maturity date of the 4 3/4% Debentures, subject to prior redemption, to convert any of the 4 3/4% Debentures or portions thereof into Common Stock of the Company, subject to the terms of the Indenture. At June 30, 1998, the aggregate amount of senior obligations outstanding amounted to $5,882,000.

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

     In the second quarter of 1996, the Company purchased $70,235,000 of the 6 3/4% Debentures which were subsequently retired. At December 31, 1997, $54,765,000 of the 6 3/4% Debentures remained outstanding and were convertible into approximately 898,000 shares of the Company's Common Stock.

     On April 16, 1998, the remaining $54,765,000 of the 6 3/4% Debentures were redeemed at par and were subsequently retired.


NOTE 9
INCOME TAXES


     A provision for income taxes of $1,450,000 and $1,600,000 was recorded for the three and six months ended June 30, 1998 as compared to $20,000 for the three months and $90,000 for the six months ended June 30, 1997, representing current federal and state income taxes.

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

     Centocor has approximately $345,000,000 of deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. The Company presently has not concluded that it is more likely than not that it will realize all, or a portion of the benefit of such tax assets. Accordingly, the Company has recorded a 100% valuation allowance against the asset. If the Company determines that all or a part of these deferred tax assets are more likely than not to be realized through sufficient future profitability based on the outcome of certain future events, then the Company will reverse all or part of such valuation allowance and recognize a tax benefit. Until such tax benefit is recognized, the Company's effective tax rate is reflective of the utilization of its net operating loss carryforwards on an annual basis and therefore such rate is expected to be substantially lower than the statutory rate. Should all such deferred tax assets be recognized, the Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

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


NOTE 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS


     Interest paid for the three and six months ended June 30, 1998 was $1,685,000 as compared to $1,852,000 for the three and six months ended June 30, 1997.

     Income tax payments made for the three and six months ended June 30, 1998 were $12,000 as compared to $20,000 paid for the three months and $101,000 paid for the six months ended June 30, 1997.

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

     Charges relating to the acquisition of Retavase consist of (in thousands):

          Charge for acquired research and development
           related to the acquisition of Retavase              $  134,495

          One-time transitional expenses related to the
           integration of Retavase into Centocor                    4,943
                                                               ----------
                                                               $  139,438
                                                               ==========

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                            For the three months           For the six months
              Statement of                     ended June 30,                 ended June 30,
            Operations Data                 1998            1997            1998           1997
     -------------------------------      --------        --------       ---------      ----------
     Revenues                             $ 90,882        $  63,543      $  157,943     $  116,579
     Net income (loss)                    $ 19,280        $ (11,985)     $   16,363     $  (23,032)
     Diluted income (loss) per share      $    .27        $    (.17)     $      .23     $     (.33)

     CENTOCOR DIAGNOSTICS, INC. RESTRUCTURING

     Given the Company's strong emphasis on the pharmaceutical business following the Retavase acquisition, the continuing success of ReoPro and the anticipated market launch of Remicade, the Company is currently evaluating strategic options for Centocor Diagnostics, including possible divestiture.

     Charges related to the Centocor Diagnostics, Inc. restructuring consist of (in thousands):

                    Severance                  $   3,142
                    Asset impairments              2,825
                                               ---------
                                               $   5,967
                                               =========

     Severance payments for the six months ended June 30, 1998 were $775,000. The employee group in the restructuring plan totaled approximately 50. Of this employee group, approximately 15 have been terminated as of June 30, 1998.


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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  The components of comprehensive income (loss) are (in thousands):

                                                 For the three                       For the six
                                                 months ended                        months ended
                                            ------------------------         -------------------------
                                            June 30,        June 30,         June 30,         June 30,
                                             1998            1997             1998             1997
                                            --------        --------         --------         --------
 Net income (loss)                          $ 19,280        $    720         $ (121,027)       $   3,991

Foreign currency translation
 adjustments                                   1,816            (764)               603           (3,247)
Unrealized gain (loss) on marketable               -             669               (963)             586
   securities
Reclassification adjustment - realized
   gain on available for sale security             -               -             (6,931)               -
                                            --------        --------           --------         --------
Subtotal other comprehensive income (loss)     1,816             (95)            (7,291)          (2,661)
                                            --------        --------           --------         --------

Total comprehensive income (loss)           $ 21,096        $    625         $ (128,318)       $   1,330
                                            ========        ========           ========         ========

  The components of accumulated other comprehensive income are as follows (in thousands):

                                                    June 30,            December 31,
                                                      1998                  1997
                                                  -------------       ----------------
Cumulative foreign currency translation
   adjustments                                    $         157       $           (446)
Unrealized gain on marketable securities                      -                  7,894
                                                  -------------       ----------------
Other comprehensive income                        $         157       $          7,448
                                                  =============       ================

NOTE 13
EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), which was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Statement 128

                        Centocor, Inc. And Susidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

                                                     For the three months ended June 30, 1998
                                              -----------------------------------------------------
                                                 Income               Shares
                                              (in thousands)        (in thousands)       Per Share
                                               (Numerator)          (Denominator)          Amount
                                              --------------       ---------------     ------------
Basic EPS                                     $       19,280                70,384     $       0.27
Incremental shares from assumed exercise
   of dilutive options and warrants                        -                 1,760
                                              --------------       ---------------
Diluted EPS                                   $       19,280                72,144     $       0.27
                                              ==============       ===============

                                                       For the three months ended June 30, 1997
                                              -----------------------------------------------------
                                                 Income               Shares
                                              (in thousands)        (in thousands)       Per Share
                                               (Numerator)          (Denominator)          Amount
                                              --------------        --------------     ------------
Basic EPS                                     $          720                69,689     $       0.01
Incremental shares from assumed exercise
   of dilutive options and warrants                        -                 1,908
                                              --------------        --------------
Diluted EPS                                   $          720                71,597     $       0.01
                                              ==============        ==============

                                                          For the six months ended June 1997
                                              -----------------------------------------------------
                                                 Income               Shares
                                              (in thousands)        (in thousands)       Per Share
                                               (Numerator)          (Denominator)          Amount
                                              --------------        --------------     -------------
Basic EPS                                      $       3,991                 69,603    $       0.06
Incremental shares from assumed exercise
   of dilutive options and warrants                         -                 2,026
                                               --------------        --------------
Diluted EPS                                    $       3,991                 71,629    $       0.06
                                               =============         ==============

                       Centocor Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  For the six months ended June 30, 1998, no exercise of options or other common stock equivalents is assumed since their effect is antidilutive.


NOTE 14
SALE OF FACILITY AND RELATED BUSINESS


  In June 1997, the Company sold its diagnostic manufacturing facility in Guilford, England and its related infectious disease product line. In connection with the transaction, the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

Item 2: Management's Discussion And Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS


 General



  This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business and industry, management's beliefs and certain assumptions made by the Company's management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include, but are not limited to, those associated with (i) the timing, completion and outcome of clinical trials for, regulatory approval of, and market acceptance of the Company's products; (ii) the strength of the Company's patent position and the patent position of others; (iii) the Company's forward integration into direct commercialization of certain products; (iv) the Company's ability to construct and maintain manufacturing facilities that meet regulatory requirements and satisfy the Company's inventory needs; (v) the Company's dependence on its collaborative partners; (vi) uncertainties regarding health care reform and reimbursement from third party payors; (vii) changes in the competitive environment in which the Company operates; (viii) the outcome of pending litigation; (ix) the potential for product liability claims and (x) the availability of raw materials and other necessary inputs into the production process. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

  Centocor is a biopharmaceutical company the mission of which is to develop or otherwise acquire and commercialize novel therapeutic products that solve critical needs in human health care, with a primary technological focus on monoclonal antibodies and DNA-based products.

  The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial operating losses. The Company's financial results progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and profitability in each quarter of 1997. The Company expects that its sales of therapeutic and diagnostic products in 1998 will provide sufficient revenues to cover operating expenses and provide net income for the year, excluding the impact of certain one-time events. The Company's results for the three and six months ended June 30, 1998 have been affected by various significant one-time events. Significant one-time events for the three and six

Item 2: Management's Discussion And Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

months ended June 30, 1998 include certain non-recurring contract revenue, special charges, litigation charges and the gain on sale of an investment. Excluding such significant one-time events, the Company's reported earnings per share would have been $0.03 and $0.05 for the three and six months ended June 30, 1998.

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

  Because of the complementary nature of Retavase and ReoPro(R) (abciximab) in the cardiovascular field, the Company believes the joint promotion of Retavase and ReoPro could result in increased market penetration for ReoPro. Accordingly, the Company and Lilly are jointly promoting ReoPro in the United States. The Company is co-promoting Retavase in the United States with The DuPont Pharmaceutical Company pursuant to an assignment of DuPont's pre-divestiture agreement with Boehringer Mannheim Corporation.

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

  In April, 1998, Centocor entered into an agreement with Schering-Plough Corporation ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East, to Remicade(TM), formerly known as Avakine(TM) (infliximab). Remicade is a novel monoclonal antibody in development for the treatment of Crohn's disease and rheumatoid arthritis.

  Under terms of the agreement, Centocor received a $20,000,000 non-refundable payment and could receive additional payments of up to $30,000,000 upon the achievement of certain milestones. In addition, Schering-Plough and the Company will divide profits related to Remicade and have

Item 2: Management's Discussion And Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

agreed to share certain internal and external development expenses related to the product. Centocor retains U.S. marketing rights for Remicade for all indications, but reserves the right to co-promote with Schering-Plough. Centocor previously granted distribution rights to Remicade in Japan and portions of the Far East to Tanabe Seiyaku Co., Ltd.

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

  The Company has filed a Biologics License Application ("BLA") with the FDA and an application with the European Medicines Evaluation Agency for Remicade, for the treatment of moderate to severe Crohn's disease, including fistulizing Crohn's disease. On May 28, 1998, the FDA's Gastrointestinal Drugs Advisory Committee voted unanimously to recommend approval of Remicade for those patients for whom conventional therapy is inadequate and for the treatment of Crohn's patients with draining fistulae. On June 30, 1998, the FDA sent the Company a complete review letter. The Company has been working with the FDA to resolve issues identified in the letter relating to labeling for Remicade, the design of a Phase IV post-approval clinical trial and certain still unresolved manufacturing deficiencies identified in connection with the FDA's inspection of the Company's manufacturing facility in Leiden which took place between April 20, 1998 and May 1, 1998. Since June 30, 1998, the Company believes that the issues related to the labeling of Remicade and the design of a Phase IV trial have largely been resolved. Certain of the manufacturing issues are not yet resolved and on July 15, 1998, the Company received a warning letter from the FDA regarding the remaining unresolved issues. The Company continues to address these matters and expects that they will be satisfactorily resolved. The Company also is conducting studies for Remicade in the treatment of rheumatoid arthritis.

   Panorex, Retavase and Remicade are trademarks of Centocor. ReoPro is a trademark of Lilly. The Company also markets several diagnostic products for cancer in the United States, Europe and Japan.

  The Company has accumulated certain tax attributes such as net operating loss carryforwards and tax credit carryforwards which are assets in the sense that they may provide the Company with future cash flows from the reduction in future tax payments. However, the realization of such assets is not assured as it depends upon future taxable income. Under Statement of Financial Accounting Standards 109 ("SFAS 109"), the Company is required to recognize all or a portion of its net deferred tax assets with corresponding increases to net income, when the Company believes, given the weight of all available evidence, that it is more likely than not that all or a portion of the benefits

Item 2: Management's Discussion And Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

of net operating loss carryforwards and other credits will be realized.

  Centocor has approximately $345,000,000 of deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. The Company presently has not concluded that it is more likely than not that it will realize all, or a portion of the benefit of such tax assets. Accordingly, the Company has recorded a 100% valuation allowance against the asset. If the Company determines that all or a part of these deferred tax assets are more likely than not to be realized through sufficient future profitability based on the outcome of certain future events, then the Company will reverse all or part of such valuation allowance and recognize a tax benefit. Until such tax benefit is recognized, the Company's effective tax rate is reflective of the utilization of its net operating loss carryforwards on an annual basis and therefore such rate is expected to be substantially lower than the statutory rate. Should all such deferred tax assets be recognized, the Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

  The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets will impact reported earnings per share due to the benefit recorded to the statement of operations from the reduction in the Company's valuation allowance.

  In June 1997, the FASB issued Statement of Financial Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supercedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

  Three months ended June 30, 1998 compared to the three months ended June 30, 1997

  The increase in sales for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is principally due to Retavase sales in 1998 which did not exist in 1997, as well as an increase in sales of ReoPro.

  For the three months ended June 30, 1998, ReoPro sales to Lilly were $47,523,000 and Lilly's announced sales to end-users were $101,000,000. For the three months ended June 30, 1997 sales to Lilly were $40,603,000 and Lilly's announced sales to end-users were $59,829,000. The Company's sales of Retavase for the three months ended June 30, 1998 were $15,197,000. For the three months ended June 30, 1998, the Company's sales of Panorex to Glaxo Wellcome were $138,000 as compared to $1,429,000 for the three months ended June 30, 1997.

Item 2: Management's Discussion And Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

  The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end-user sales to increase in 1998 as market acceptance continues to grow. Therefore, the Company expects its sales of ReoPro to Lilly to increase in 1998 over 1997 levels. Retavase sales are also expected to grow in 1998 as the development of the Company's salesforce and related infrastructure is completed. Panorex sales to Glaxo Wellcome in 1998 are not expected to have a significant impact on the Company's financial results.

  Diagnostic product sales for the three months ended June 30, 1998 were $7,000,000 as compared to $8,975,000 for the three months ended June 30, 1997. Diagnostic product sales in 1998 are expected to be at about the same level or slightly lower than sales levels achieved in 1997.

  Given the Company's strong emphasis on the pharmaceutical business following the Retavase acquisition, the continuing success of ReoPro and the anticipated market launch of Remicade, the Company is currently evaluating strategic options for Centocor Diagnostics, including possible divestiture.

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

  Contract revenue increased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due to the Company's receipt of a non-refundable payment of $20,000,000 from its agreement with Schering-Plough Corporation in April 1998.

  Cost of sales increased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due primarily to Retavase sales in 1998, as well as increased sales of ReoPro to Lilly. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1998, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

  Research and development expenses for the three months ended June 30, 1998 decreased as compared to the three months ended June 30, 1997 due principally to Remicade and ReoPro clinical activities which are partially being reimbursed by Schering-Plough and Lilly, respectively. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1998 as compared to 1997 due to clinical trial activities in connection with the continued

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, unstable angina and in stroke. In addition, clinical trial activities for Remicade, primarily Phase III trials for the Crohn's disease and severe rheumatoid arthritis indications are expected to continue throughout 1998.

  Marketing, general and administrative expenses for the three months ended June 30, 1998 increased as compared to the three months ended June 30, 1997 due principally to the integration of the Centocor Retavase sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro and Remicade market development efforts. Marketing, general and administrative expenses are expected to increase in 1998 as compared to 1997 due primarily to the Company's increased investment in the direct promotion and sale of Retavase and Remicade.

  Interest income increased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due to the increase in the level of the Company's investments as a result of the proceeds from the 4 3/4% Debenture offering completed in February 1998. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

  Interest expense increased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due to the issuance of the 4 3/4% Debentures. Interest expense in 1998 is expected to increase as a result of the interest on the 4 3/4% Debentures but will be partially offset by the redemption of the Company's remaining 6 3/4% Convertible Subordinated Debentures due 2001 in April 1998. Interest expense in future periods will depend upon the level of debt outstanding.

  In June 1998, the Company recorded a one-time charge of $1,300,000 representing a reserve for litigation more fully described in Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited).

  Other income (expenses) decreased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 due to the Company's recording its share of the 1997 losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

  The Company expects its effective tax rate in 1998 to be approximately 7%. The effective tax rate in 1998 is heavily influenced by the ability of the Company to use net operating loss carryforwards or other potential tax benefits from prior years to offset its future tax liability.

Item 2: Management's Discussion And Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

  Six months ended June 30, 1998 compared to the six months ended June 30, 1997

  The increase in sales for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is principally due to the increase in sales of ReoPro as well as the initial sales of Retavase which commenced March 16, 1998.

  For the six months ended June 30, 1998, ReoPro sales to Lilly were $93,211,000 and Lilly's announced sales to end-users were $170,900,000. For the six months ended June 30, 1997 sales to Lilly were $75,866,000 and Lilly's announced sales to end-users were $111,545,000. For the six months ended June 30, 1998, the Company's sales of Panorex to Glaxo Wellcome were $1,528,000 as compared to $2,358,000 for the six months ended June 30, 1997. The Company's sales of Retavase for the period beginning March 16, 1998 through June 30, 1998 were $17,501,000.

  Diagnostic product sales for the six months ended June 30, 1998 were $14,507,000 as compared to $17,719,000 for the six months ended June 30, 1997. Diagnostic product sales in 1998 are expected to be at about the same level or slightly lower than sales levels achieved in 1997.

  Given the Company's strong emphasis on the pharmaceutical business following the Retavase acquisition, the continuing success of ReoPro and the anticipated market launch of Remicade, the Company is currently evaluating strategic options for Centocor Diagnostics, including possible divestiture.

  Contract revenue increased for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due to the Company's receipt of a non-refundable payment of $20,000,000 from its agreement with Schering-Plough Corporation in April 1998.

  Cost of sales increased for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due primarily to the increased sales of ReoPro as well as the initial sales of Retavase. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales.

  Research and development expenses for the six months ended June 30, 1998 increased as compared to the six months ended June 30, 1997 due principally to increased clinical trial activities to expand the indications for ReoPro and the continued development of Remicade. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities.

  Marketing, general and administrative expenses for the six months ended June 30, 1998 increased as compared to the six months ended June 30, 1997 due principally to the integration of the Centocor Retavase sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro and Remicade market development efforts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
------------

     For the six months ended June 30, 1998, the Company recorded one-time special charges of $145,405,000 consisting of a charge of $139,438,000 relating to the acquisition of Retavase and a charge of $5,967,000 relating to the restructuring of Centocor Diagnostics. These items are more fully described in
Note 11 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited).

     Interest income increased for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due principally to the increase in the level of the Company's investments as a result of the proceeds from the 4 3/4% Debenture offering completed in February 1998.

     Interest expense increased for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due principally to the issuance of the 4 3/4% Debentures. Interest expense in 1998 is expected to increase as a result of the interest on the 4 3/4% Debentures but will be partially offset by the redemption of the Company's remaining 6 3/4% Convertible Subordinated Debentures due 2001 (the "6 3/4% Debentures") completed in April 1998.

     For the six months ended June 30, 1998, the Company recorded one-time charges of $4,730,000 relating to separate litigation issues more fully described in Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited).

     In February 1998, Centocor Diagnostics Inc. sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as an available for sale investment resulting in a realized gain of $6,931,000.

     Other income (expenses) decreased for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due principally to the Company's recording its share of the 1997 losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.


PER SHARE CALCULATIONS


     At June 30, 1998, approximately 4,500,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. The approximately 9,338,000 shares issuable upon conversion of the 4 3/4% Debentures are not considered Common Stock equivalents and are not included in the calculation of basic or diluted per share data but would be included in the calculation of diluted per share data if their effect is dilutive.

     No shares issuable upon conversion of the 4 3/4% Debentures were included in the per share calculations for any period presented since to do so would have been antidilutive. Depending upon

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
------------

the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 4 3/4% Debentures in its calculations of per share data for such periods if the effect would be dilutive.


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

     At June 30, 1998, the Company had cash, cash equivalents and investments of $249,984,000, including equity investments of $3,193,000. For the six months ended June 30, 1998, the Company had cash flows from operations of $3,643,000. The Company's total cash flows for the six months ended June 30, 1998 included the receipt of $448,500,000 representing the net proceeds from the 4 3/4% Debentures, $25,000,000 related to the Company's agreement with Schering-Plough, $7,701,000 representing the proceeds from the sale of an equity investment in ChromaVision Medical Systems, Inc. and $2,473,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. At June 30,1998 the Company had a note payable of $5,882,000 which is secured by investments at the lending bank of $5,840,000, and $20,000,000 of its cash is held in escrow and is restricted based upon the successful completion of certain milestones in the transfer of the manufacturing of Retavase from Boehringer Mannheim to Centocor. The Company's total cash, cash equivalents and investments increased by $43,354,000 from December 31, 1997, principally as a result of the issuance of the 4 3/4% Debentures partially offset by an outflow of $337,039,000 from the acquisition of Retavase and related costs.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
------------

The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1999.

     Accounts receivable at June 30, 1998 increased as compared to December 31, 1997 due to increased sales of ReoPro to Lilly and sales of Retavase commencing on March 16, 1998.

     Inventory at June 30, 1998 increased as compared to December 31, 1997 due primarily to increased ReoPro and Remicade production activities as well as the addition of Retavase inventory in 1998.

     Gross property, plant and equipment at June 30, 1998 increased as compared to December 31, 1997, principally due to the investment of $35,457,000 for the purchase of property and equipment, partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies. The Company expects its total investments in property, plant and equipment to increase in 1998 by an amount up to approximately $100,000,000 for its manufacturing capacity expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and Remicade production requirements. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that losses resulting from sales, or reserves to reduce the carrying value, of certain fixed assets will not be required in the future.

     Long-term investments at June 30, 1998 increased as compared to December 31, 1997 principally due to the amount placed in escrow as part of the Company's agreement with Roche Healthcare, partially offset by the sale of an equity investment in ChromaVision Medical Systems, Inc., classified as available for sale, by Centocor Diagnostics, Inc.

     Intangible and other assets at June 30, 1998 increased as compared to December 31, 1997 resulting primarily from the acquisition of the U.S. and Canadian product rights for Retavase in March of 1998. The intangibles acquired represent patents, goodwill, trade name, acquired regulatory licenses and customer base related to Retavase.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
------------

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
------------

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

Item 4:   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders was held on May 13, 1998 at the Company's principal office at 200 Great Valley Parkway, Malvern, Pennsylvania.

          (b) With respect to the election of directors for a term of one year expiring on the date of the 1999 annual meeting of shareholders, each nominee was elected with the following vote:

                                             Total Vote For    Total Vote Withheld
                                             Each Director     From Each Director
                                             -------------     ------------------
               Anthony B. Evnin                58,512,227            166,356
               William F. Hamilton             58,514,751            166,356
               David P. Holveck                58,513,985            166,356
               Antonie T. Knoppers             58,479,939            166,356
               Ronald A. Matricaria            58,507,400            166,356
               Hubert J.P. Schoemaker          58,520,376            166,356
               Richard D. Spizzirri            58,498,583            166,356
               Lawrence Steinman               58,512,217            166,356
               Jean C. Tempel                  58,514,627            166,356

          (c) The proposed amendment of the 1987 Non-Qualified Stock Option Plan was approved with the following vote:

                    For            Against          Abstain         Broker Non-Vote
               ------------     -------------    -------------   ---------------------
                53,454,452        4,171,494         187,980             860,874

          (d) The proposed amendment of the 1989 Non-Employee Directors' Non-Qualified Stock Option Plan was approved with the following vote:

                     For            Against          Abstain         Broker Non-Vote
               -------------     -------------    -------------   ---------------------
               52,844,064         4,776,640         193,222             860,874

Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          27.0 Centocor, Inc. and subsidiaries Financial Data Schedule for the six months ended June 30, 1998.

          27.1 Centocor, Inc. and subsidiaries Restated Financial Data Schedule for the six months ended June 30, 1997.

          (b)   Reports on Form 8-K
                -------------------
                The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended June 30, 1998:

                Date of Report               Item Covered
                --------------               ------------
                None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Centocor, Inc.
                                              (Registrant)



Date:     August 13, 1998                     /s/ David P. Holveck
                                              ------------------------------
                                              David P. Holveck
                                              Chief Executive Officer
                                              (principal executive officer)



Date:     August 13, 1998                     /s/ Dominic J. Caruso
                                              ------------------------------
                                              Dominic J. Caruso
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)