Form 10-Q
period 1998-09-30
CENTOCOR INC
filed 1998-11-16
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998
                                     ------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        Commission file number  0-11103
                                               ---------

                                CENTOCOR, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2117202
-----------------------------------         ------------------------------------
   (State or other jurisdiction of                    (IRS Employer)
   incorporation or organization)                   Identification No.)

 200 Great Valley Parkway       Malvern, Pennsylvania      19355-1307
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

Shares of Common Stock outstanding at November 2, 1998 were 70,582,424.

Part I:  Financial Information
------------------------------
Item 1:  Financial Statements

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     (In thousands except per share data)

                                                                (Unaudited)
                                                               September 30,     December 31,
                                                                   1998              1997
-----------------------------------------------------------    -------------     ------------
ASSETS

Current assets:

            Cash and cash equivalents (Notes 4 and 8)               $82,183          $85,565
            Short-term investments (Note 4)                         116,974          109,108
            Accounts and contracts receivable                        81,539           26,459
            Interest receivable                                         761            1,394
            Inventory (Note 5)                                       41,442           27,777
            Prepaid expenses                                            840            3,053
            Other current assets                                      2,031            1,489
                                                               -------------     ------------
                                                                    325,770          254,845



Property, plant and equipment:
            Land and buildings                                       71,061           68,957
            Equipment, furniture, fixtures, improvements
              and construction in progress                          150,154           87,483
                                                               -------------     ------------
                                                                    221,215          156,440
            Less accumulated depreciation                           (88,610)         (79,426)
                                                               -------------     ------------
                                                                    132,605           77,014

Long-term investments (Note 4)                                       21,649           11,957

Intangible and other assets (Note 6)                                252,796           61,288
                                                               -------------     ------------
               Total assets                                        $732,820         $405,104
                                                               =============     ============



See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                     (In thousands except per share data)


                                                      (Unaudited)
                                                     September 30,    December 31,
                                                         1998             1997
--------------------------------------------------   -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                       $17,323         $15,651
   Accrued expenses                                        82,795          54,203
   Notes payable (Note 8)                                   6,316           5,940
   Unearned revenues                                        4,646               0
   Other current liabilities (Note 7)                      15,800          15,800
                                                     -------------    ------------
                                                          126,880          91,594

Long-term debt (Note 8)                                   460,000          54,765


Other liabilities                                           2,754             910

Shareholders' equity (Notes 2, 4 and 8):
   Preferred Stock, $.01 par value,
      10,000 shares authorized, none issued                     -               -
   Common Stock, $.01 par value,
      100,000 shares authorized and 70,540
      and 70,146 issued and outstanding at
      September 30, 1998 and December 31,
      1997, respectively                                      705             701
   Additional paid-in capital                           1,065,194       1,060,158
   Accumulated deficit                                   (928,012)       (810,472)
   Unrealized gain (loss) on
      marketable securities (Note 12)                        (455)          7,894
   Cumulative foreign currency
      translation adjustments (Note 12)                     5,754            (446)
                                                     -------------    ------------
                                                          143,186         257,835
                                                     -------------    ------------

        Total liabilities and shareholders' equity       $732,820        $405,104
                                                     =============    ============


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)


--------------------------------------------------------------------------
For the three months ended September 30,          1998            1997
--------------------------------------------------------------------------


Revenues:
  Sales                                           $87,602         $50,171
  Contracts                                            67           1,230
                                               -----------     -----------
                                                   87,669          51,401

Costs and expenses:
  Cost of sales                                    32,220          18,307
  Research and development                         12,728          18,821
  Marketing, general and administrative            36,123          10,310
                                               -----------     -----------
                                                   81,071          47,438

Other income (expenses):
  Interest income                                   3,357           2,493
  Interest expense                                 (5,815)           (978)
  Other                                              (388)           (837)
                                               -----------     -----------
                                                   (2,846)            678
                                               -----------     -----------

Income before provision for income taxes            3,752           4,641

Provision for income taxes (Note 9)                   265             200
                                               -----------     -----------

Net income                                         $3,487          $4,441
                                               ===========     ===========

Basic earnings per share                            $0.05           $0.06
                                               ===========     ===========

Diluted earnings per share                          $0.05           $0.06
                                               ===========     ===========

Weighted average common
  shares outstanding                               70,502          69,915
                                               ===========     ===========

Weighted average common and dilutive
  equivalent shares outstanding                    71,974          71,965
                                               ===========     ===========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share data)
                                  (Unaudited)

 -----------------------------------------------------------------------------------------
 For the nine months ended September 30,                           1998           1997
 -----------------------------------------------------------------------------------------

 Revenues:
   Sales                                                          $213,987       $146,114
   Contracts                                                        21,429          3,966
                                                              -------------    -----------
                                                                   235,416        150,080

 Costs and expenses:
   Cost of sales                                                    77,403         58,296
   Research and development                                         48,689         50,450
   Marketing, general and administrative                            78,098         29,694
   Special charges (Note 11)                                       145,405              -
                                                              -------------    -----------
                                                                   349,595        138,440

 Other income (expenses):
   Interest income                                                  11,157          7,095
   Interest expense                                                (14,136)        (2,940)
   Gain on sale of investment (Note 4)                               6,931              -
   Litigation charges (Note 2)                                      (4,730)             -
   Loss on sale of facility and related business (Note 14)               -         (4,565)
   Other                                                              (718)        (2,508)
                                                              -------------    -----------
                                                                    (1,496)        (2,918)
                                                              -------------    -----------

 Income (loss) before provision for income taxes                  (115,675)         8,722

 Provision for income taxes (Note 9)                                 1,865            290
                                                              -------------    -----------

 Net income (loss)                                               ($117,540)        $8,432
                                                              =============    ===========

 Basic earnings (loss) per share                                    ($1.67)         $0.12
                                                              =============    ===========

 Diluted earnings (loss) per share                                  ($1.67)         $0.12
                                                              =============    ===========

 Weighted average common
   shares outstanding                                               70,357         69,707
                                                              =============    ===========

 Weighted average common and dilutive
   equivalent shares outstanding                                    70,357         71,704
                                                              =============    ===========

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

----------------------------------------------------------------------------------------
For the nine months ended September 30,                           1998           1997
----------------------------------------------------------------------------------------
Cash flows used for operating activities:
  Net income (loss)                                             ($117,540)      $ 8,432
  Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
     Special charges (Note 11)                                    145,405            --
     Loss on sale of facility and related business (Note 14)           --         4,565
     Gain on sale of investment                                    (6,931)           --
     Provisions for depreciation and amortization                  27,426        10,818
     Amortization of unearned revenue                              (4,354)           --
     Other                                                              0         3,345
     Changes in assets and liabilities:
             Accounts and contracts receivable                    (50,679)      (27,410)
             Interest receivable                                      635           406
             Inventory                                            (11,614)       (1,966)
             Prepaid expenses                                        (451)          212
             Other current assets                                    (442)          185
             Intangible and other assets                          (14,114)      (18,395)
             Accounts payable                                       2,518         1,020
             Unearned revenue                                       9,000            --
             Accrued expenses and other liabilities                18,391        14,802
             Other long-term liabilities                            1,844           (53)
                                                               -----------   -----------
    Net cash used for operating activities                           (906)       (4,039)

Cash flows from (used for) investing activities:
  Purchases of investments                                       (187,296)      (55,250)
  Sales of investments                                            184,720        78,400
  Retavase acquisition and related costs                         (337,039)           --
  Sale of facility and related business                                --         2,835
  Purchases of fixed assets                                       (59,919)      (14,726)
                                                               -----------   -----------
    Net cash from (used for) investing activities                (399,534)       11,259

Cash flows from financing activities:
  Net proceeds from other issuances of Common Stock                 3,131         8,884
  Net proceeds from issuance of long-term debt (Note 8)           448,500            --
  Reduction of long-term debt (Note 8)                            (54,765)           --
                                                               -----------   -----------
    Net cash from financing activities                            396,866         8,884
Effect of foreign currency translation                                192         1,549
                                                               -----------   -----------

Net increase (decrease) in cash and cash equivalents               (3,382)       17,653
Beginning cash and cash equivalents                                85,565        55,953
                                                               -----------   -----------

Ending cash and cash equivalents                                  $82,183       $73,606
                                                               ===========   ===========

     See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1
BASIS OF PRESENTATION

   Centocor, Inc. ("Centocor" or the "Company") is a leading biopharmaceutical company that creates, acquires and markets cost-effective therapies that yield long-term benefits for patients and the healthcare community. Its products, most of which are developed through monoclonal antibody technology, help physicians deliver innovative treatments to improve human health and restore patients' quality of life.

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

   The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at September 30, 1998 and December 31, 1997 and the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and consolidated cash flows for the nine months ended September 30, 1998 and 1997. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

  On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for Retavase(R) (reteplase), a leading acute-care cardiovascular drug, from Roche Healthcare Limited ("Roche Healthcare"), a subsidiary of Roche Holding Ltd. ("Roche"), for $335,000,000 in cash. Centocor was able to acquire Retavase because Roche was required to divest Retavase as a

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

condition of Roche's acquisition of Corange Limited, the parent company of Boehringer Mannheim GmbH ("Boehringer Mannheim").

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

  The Company financed the acquisition through the issuance of $460,000,000 principal amount of 43/4% Convertible Subordinated Debentures due February 15, 2005 ("the 43/4% Debentures") in February 1998.

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

  In April, 1998, Centocor entered into an agreement with Schering-Plough Corporation ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East, to REMICADE(TM), formerly known as Avakine(TM) (infliximab). REMICADE is a novel monoclonal antibody approved in the United States for the treatment of certain Crohn's disease patients and in development for the treatment of rheumatoid arthritis.

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

  The Company's future financial condition is dependent upon the Company's rate of net cash

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of the Company's products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of those products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the FDA or other regulatory authorities will approve expanded labeling for ReoPro, REMICADE or other products or will approve any other of the Company's product candidates under development for commercial sale. Failure to obtain additional timely FDA or other regulatory approval for the Company's products and product candidates may have a material adverse effect on the Company.

  Legal Proceedings

  In October 1992, the Company was served with a complaint filed by the Velos Group, a Maryland partnership ("Velos") in the U.S. District Court for the District of Maryland. The complaint primarily alleged that the Company breached certain provisions of a license agreement between Velos and the Company pursuant to which the Company has exclusive rights to U.S. Patent No. 5,057,598, as well as various patent applications and foreign patents. The complaint sought declaratory relief and monetary relief in excess of $100,000,000. On February 20, 1998, the Company and Velos entered into a comprehensive settlement agreement resolving all claims between them. Upon the execution and delivery of the settlement agreement, the Company paid to Velos $4,750,000 in full and final satisfaction of any and all obligations that the Company may have owed as the result of any claims that had been brought by Velos, or that it may have owed in the future under the provisions of the license agreement, including the future minimum annual royalty payments that would become due. The Company and Velos exchanged general releases and both parties filed stipulations dismissing all litigation between them (including appeals). The Company granted to Velos a fully-paid exclusive license to United States Patent No. 5,057,598 (which had been assigned to the Company on November 7, 1990 and has no applicability to any of the Company's products or product candidates); and the parties terminated the license agreement. As a result of the completion of the comprehensive settlement agreement in February 1998, the Company recorded a one-time charge to earnings of $3,430,000 primarily representing the portion of the payment due to Velos which had not been previously expensed.

  In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of Paine Webber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

  The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and was brought as a class action on behalf of all former limited partners of CPII. The complaint charged that some portion of the $100,000,000 paid by Eli Lilly and Company ("Lilly") to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company is obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit was then refiled in the Delaware Superior Court. A similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko was subsequently allowed to intervene in the Delaware action and the Chester County action was dismissed. The PaineWebber and Petrisko actions were consolidated and the action was certified as a class action. In November 1997, Centocor filed a motion for summary judgment as to certain claims asserted in plaintiffs' complaint. In February 1998, the Court granted the Company's motion with respect to certain claims by the plaintiffs but denied the Company's motion as to plaintiffs' claim for an 8% royalty on approximately $71,000,000. Thereafter, the parties entered into a settlement agreement, subject to approval by the court under which Centocor would make a payment to the class members of $1,300,000. As a result, the Company recorded a one-time charge to earnings in the second quarter of 1998 for $1,300,000. On September 11, 1998, the court entered an Order approving the settlement of the case as fair, adequate and reasonable, and settlement checks were issued to the class out of the settlement fund on or about November 9, 1998 in accordance with the Order.

  The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acted as the general partner of CPIII, are named as defendants against whom relief is sought. The claim in this case is that at least $25,000,000 of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company is obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim seeks an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third- party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) seek to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserts claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by Centocor and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. As part of the settlement, the complaint has been amended to restate the claims as class claims. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which has purchased CPIII limited partnership interests, objected to the settlement and were permitted to take discovery regarding the settlement. A hearing on the adequacy and fairness of the settlement was held on September 4, 1997. No decision has been rendered.

  On January 19, 1998, a purported class action captioned Surgener v. Centocor, Inc. and David P. Holveck was filed in the United States District Court for the Eastern District of Pennsylvania. Other similar suits were filed thereafter. The complaints in these actions charge the Company and its chief executive officer with having violated the federal securities laws. Plaintiffs seek to represent a class of those who purchased Centocor stock between December 2, 1997, and December 16, 1997, inclusive, and allege that defendants made false and misleading statements in connection with earnings forecasts. Damages in an unspecified amount are sought. The court consolidated the actions and plaintiffs subsequently filed a consolidated class action complaint. On June 25, 1998, the defendants filed a motion to dismiss the complaint. No decision has been rendered on that motion. The Company believes these actions are without merit and intends to defend them vigorously.

  Pursuant to the Asset Purchase Agreement between the Company and Roche Healthcare Limited, entered into in connection with the Company's acquisition of the U.S. and Canadian product

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

  The patent litigation in Germany consists of a number of different proceedings: 1) an infringement suit by Genentech and its licensee against Boehringer Mannheim GmbH based on the European patent EP 0 093 619 and an extension based on patents EP 0 217 379 and EP 0 228 862; 2) a nullity suit by Boehringer Mannheim against the patent EP 0 093 619; 3) a nullity suit by Boehringer Mannheim against the patent EP 0 217 379; 4) an appeal by Boehringer Mannheim from the decision of the European Patent Office arising from Boehringer Mannheim's opposition to the patent EP 0 228 862. The nullity suits and the opposition appeal challenge the validity of the patents in issue or seek construction of the claims in a manner which would exclude Retavase. The infringement suit based on the patent EP 0 093 619 was stayed pending the outcome of the corresponding nullity action. Following a hearing in the nullity action against the patent EP 0 093 619 on July 14, 1998, the court revoked the claims as originally stated, but allowed alternative claims, the definition of which and the reasons for which were subsequently set forth by the court. Boehringer Mannheim, Genentech and Genentech's European licensee have all filed notices of appeals. The court in the infringement action based on patents EP 0 217 379 and EP 0 228 862 has directed certain questions to an expert yet to be appointed. No report is expected from the expert until at least early 1999. At a hearing on July 28, 1998 in Boehringer Mannheim's nullity suit against the patent EP 0 217 379, the court directed that further evidence be submitted, following which a further hearing will be scheduled. It is expected that that hearing will not occur until February or March of 1999. No date has been set for a hearing on the appeal in the opposition proceedings with regard to patent EP 0 228 862. The infringement suit based on patent EP 0 093 619 is now proceeding, following the decision in the related nullity action. If any of the German patent proceedings remain pending at the date when the Company is no longer dependent on Boehringer Mannheim for the supply of Retavase, the defense and risk of the remaining proceedings will revert to Boehringer Mannheim. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

  On March 17, 1998, two additional patents were issued to Genentech, United States Patent Nos. 5,728,565 (the "565 Patent") and 5,728,566 (the "566
Patent"). The '565 and '566 Patents issued from the same original application as United States Patent No. 5,185,259, one of the patents at issue in the suit that Genentech brought in the District of Massachusetts. That same day, March 17, 1998,

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Genentech brought suit against the Company (but not Boehringer Mannheim GmbH or Boehringer Mannheim Corporation) for infringement of the '565 and '566 Patents in the United States District Court for the Northern District of California. In that suit, as in Massachusetts, Genentech seeks judgment of infringement, an injunction, damages, and costs including attorney's fees. The Company answered the complaint, denying infringement of the '565 and '566 Patents and raising various affirmative defenses concerning invalidity of those patents. On July 17, 1998, the Company filed an amended answer and counterclaims against Genentech expanding the affirmative defenses and further alleging that the '565 and '566 Patents are invalid and unenforceable. The amended answer also asserts counterclaims against Genentech for declaratory judgments of noninfrigement, invalidity and unenforceability of the '565 and '566 Patents and for monopolization and attempted monopolization under the federal antitrust laws and unfair competition under California law. The court has set a trial date in the case of October 12, 1999. Genentech has filed motions to dismiss the antitrust and unfair competition claims and has moved to strike certain of Centocor's affirmative defenses of equitable estoppel and/or implied license, patent misuse, abandonment and laches. The court held a hearing on those motions on October 17, 1998. No decision has been rendered. The parties have agreed that, should the antitrust and unfair competition claims remain in the case, they will be separated for discovery and trial along with issues relating to damages. There can be no assurance that the Company will prevail in its defense of the suit concerning the '565 and '566 Patents. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to market Retavase.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

  Under a Transition Services Agreement, Boehringer Mannheim Corporation has provided certain transition services to Centocor, including accepting orders and invoices on behalf of Centocor, collection services and customer complaints and inquiries, to facilitate the transfer of responsibility for the sale and distribution of the product. Such transition services were terminated in June 1998.

  Relationship with The DuPont Pharmaceutical Company

  In December 1996, Boehringer Mannheim Corporation and DuPont Pharmaceuticals Company ("DuPont"), formerly The DuPont Merck Pharmaceutical Company, entered into an agreement, pursuant to which Boehringer Mannheim granted DuPont the right to co-promote Retavase in the United States. That agreement was assigned to Centocor in connection with its acquisition of the Retavase assets and DuPont is continuing to co-promote Retavase in the United States.

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

  Relationship with Biovail Corporation International

  On September 15, 1998, Centocor entered into an agreement with Biovail Corporation International, making Biovail the exclusive distributor of Retavase in Canada in exchange for an up-front payment of $4,000,000 and additional payments on future sales, which will be recognized as income over the life of the agreement.

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

         At September 30, 1998, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                                                    Unrealized
                                             Adjusted       ----------------------------   Fair
                                               Cost           Gains        (Losses)       Value
                                            -----------     -----------  -----------   -----------
 Trading securities:
   Securities and obligations of
     the U.S. Treasury and other
     U.S. government agencies              $    34,248     $       594  $     (197)    $   34,645
   Other short-term obligations                  4,585              19         (11)         4,593
   Corporate bonds and
     commercial paper                           99,075               -            -        99,075
                                            -----------     -----------  -----------    ----------
                                           $   137,908     $       613  $     (208)    $  138,313
                                            ===========     ===========  ===========    ==========

                                                                    Unrealized
                                             Adjusted       ------------------------        Fair
                                               Cost           Gains        (Losses)        Value
                                            -----------     -----------  -----------    ----------
 Investments available for sale:
   Equity securities                       $     7,104     $         -  $     (455)    $    6,649
                                            ===========     ===========  ===========    ==========

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                               Unrealized
                                             Carrying     ----------------------     Fair
                                               Value        Gains     (Losses)       Value
                                            -----------   ---------  -----------   ----------
  Investments held to maturity:
   Securities and obligations of
     the U.S. Treasury and other
     U.S. government agencies              $    37,738   $      16  $         -   $   37,754
  Certificates of deposit                        6,130           -            -        6,130
                                            -----------   ---------  -----------   ----------
                                           $    43,868   $      16  $         -   $   43,884
                                            ===========   =========  ===========   ==========

  At September 30, 1998, these securities were classified as follows (in thousands):
  Cash equivalents                         $  65,207
  Short-term investments                     116,974
  Long-term investments                        6,649
                                            ---------
                                           $ 188,830
                                            =========

         The Company has agreed to maintain investments with fair values of $5,840,000 as of September 30, 1998 at a lending bank as collateral for loans from that bank. See Note 8 -- Debt.

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

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


Note 5
Inventory

         Inventory, net of reserves, consists of the following (in thousands):

                                           September 30,   December 31,
                                                1998           1997
                                           -------------   ------------
               Raw materials             $        6,868  $       4,646
               Work in process                   23,624         12,850
               Finished goods                    10,950         10,281
                                           -------------   ------------
                                         $       41,442  $      27,777
                                           =============   ============

         Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that additional reserves for inventories will not be required in the future.

Note 6
Intangible and Other Assets

         Intangible and other assets consist of the following (in thousands):

                                                 September 30,   December 31,
                                                     1998           1997
                                                 -------------   ------------
       Acquired regulatory licenses            $       83,376  $           -
       Goodwill                                        37,134              -
       Prepaid royalties related to CPIII              27,098         29,398
       Deferred charges                                16,241         23,084
       Debt issuance costs                             11,805            598
       Other licenses                                  17,652          5,339
       All other                                       59,490          2,869
                                                 -------------   ------------
                                               $      252,796  $      61,288
                                                 =============   ============

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


NOTE 7
OTHER CURRENT LIABILITIES


  In June 1997, the Company announced that it has reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's Sales and Distribution Agreement with Lilly with respect to ReoPro. See Note 2 -- Commitments and Contingencies. The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay the former limited partners of CPIII $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, when cumulative world-wide sales of ReoPro exceed $600,000,000 and a revision to the royalties payable to the former limited partners of CPIII. The Company has recorded a current liability for the $15,800,000 for these probable payments to the former limited partners of CPIII.


NOTE 8
DEBT


  Notes Payable


  Notes payable at September 30, 1998 and December 31, 1997 consists of $6,316,000 and $5,940,000, respectively, of borrowings under short-term notes at an interest rate of 3.9% per annum

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

at September 30, 1998, payable in Dutch guilders no later than March 31, 1999. These borrowings are secured by investments at the lending bank of $5,840,000.


  Long-term debt


  43/4% Convertible Subordinated Debentures


  On February 20, 1998, the Company issued $460,000,000 aggregate principal amount of the 43/4% Convertible Subordinated Debentures (the "43/4% Debentures") due February 15, 2005. The 43/4% Debentures are convertible by the holders into approximately 9,338,000 shares of the Company's Common Stock at an initial conversion price of $49.261 per share, subject to adjustment in certain circumstances. The 43/4% Debentures are not redeemable by the Company prior to February 21, 2001. After February 21, 2001, the 43/4% Debentures will be redeemable by the Company at a redemption price of 102.714% of the principal amount of the 43/4% Debentures and declining annually. The holders of the 43/4% Debentures will be entitled at any time after 90 days following the date of original issuance thereof through the close of business on the final maturity date of the 43/4% Debentures, subject to prior redemption, to convert any of the 43/4% Debentures or portions thereof into Common Stock of the Company, subject to the terms of the Indenture. At September 30, 1998, the aggregate amount of senior obligations outstanding amounted to $6,316,000.


  63/4% Convertible Subordinated Debentures


  On October 16, 1991, the Company issued $125,000,000 principal amount of 63/4% Convertible Subordinated Debentures (the "63/4% Debentures") due October 16, 2001. The 63/4% Debentures were initially convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 63/4% Debentures were redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 102 percent of the principal amount of the 63/4% Debentures.


  In the second quarter of 1996, the Company purchased $70,235,000 of the 63/4% Debentures which were subsequently retired. At December 31, 1997, $54,765,000 of the 63/4% Debentures remained outstanding and were convertible into approximately 898,000 shares of the Company's Common Stock.


  On April 16, 1998, the remaining $54,765,000 of the 63/4% Debentures were redeemed at par and were subsequently retired.

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 9
INCOME TAXES


  A provision for income taxes of $265,000 and $1,865,000 was recorded for the three and nine months ended September 30, 1998 as compared to $200,000 for the three months and $290,000 for the nine months ended September 30, 1997, representing current federal and state income taxes.


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


NOTE 10
SUPPLEMENTAL INFORMATION ON CASH FLOWS


  Interest paid for the three and nine months ended September 30, 1998 was $10,622,000 and $12,307,000, respectively, as compared to $1,852,000 for the three and nine months ended

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

September 30, 1997.


  Income tax payments made for the three and nine months ended September 30, 1998 were $0 and $12,000, respectively, as compared to $14,000 paid for the three months and $115,000 paid for the nine months ended September 30, 1997.


  In February, 1998, Centocor Diagnostics sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a gain of $6,931,000.


NOTE 11
SPECIAL CHARGES


  In the first quarter of 1998, the Company recorded special charges of $145,405,000 consisting of the following:


  ACQUISITION OF RETAVASE


  On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for Retavase, an acute-care cardiovascular drug, from Roche Healthcare for $335,000,000 in cash. In addition, the Company has employed many of the U.S. based sales and marketing personnel, formerly employed by Boehringer Mannheim Corporation, to commercialize the product in the United States.


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
                                                         =========

  The value assigned to the acquired research and development related to the acquisition of

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


Retavase was determined by identifying the value of a Retavase/ReoPro combination therapy, which is currently in the research and development phase. The value was determined by estimating the costs to develop a Retavase/ReoPro combination therapy into a commercially viable product; estimating the resulting net cash flows from such a product; and discounting the net cash flows back to their present value.


         The resulting cash flows from a Retavase/RePro Combination therapy are based on management's estimates of revenues, cost of sales, research and devlopment costs, selling, general and administrative costs and income taxes from such products.

         The nature of the efforts to develop the acquired research and development into a commercially viable product primarily relate to the successful completion of Phase II and Phase III clinical trial activities, demonstrating the ability to successfully manufacture a Retavase/ReoPro combination therapy as well as obtaining necessary regulatory approvals. There can be no assurance, however, that a Retavase/ReoPro combination therapy will prove to be safe and effective, will receive FDA approval or, even if approved, ultimately will achieve market acceptance.

         The pro forma unaudited comparative Statement of Operations data excluding the special charges related to the Retavase acquisition and the Centocor Diagnostics restructuring (described below) and assuming that the acquisition was consummated as of January 1, 1997, would have been as follows:



        Statement of                  For the three months         For the nine months
       Operations Data                 ended September 30,         ended September 30,
-----------------------------------  ------------------------     -----------------------
                                       1998           1997          1998          1997
                                     ---------     ----------     ---------     ---------
Revenues                            $  87,669     $   63,501     $ 245,612     $ 180,080
Net income (loss)                   $   3,487     $   (6,159)    $  19,850     $ (29,191)
Diluted income (loss) per share     $    0.05     $    (0.09)    $    0.28     $   (0.42)

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


  CENTOCOR DIAGNOSTICS, INC. RESTRUCTURING


  Given the Company's strong emphasis on the pharmaceutical business following the Retavase acquisition, the continuing success of ReoPro and the market launch of Remicade, the Company has been evaluating strategic options for Centocor Diagnostics.


  Charges related to the Centocor Diagnostics, Inc. restructuring consist of (in thousands):


           Severance            $    3,142

           Asset impairments         2,825
                                  ---------
                                $    5,967
                                  =========

  Severance payments for the three and nine months ended September 30, 1998 were $274,000 and $1,050,000, respectively. The employee group in the restructuring plan totaled approximately 50.

  In October 1998, the Company announced that it has signed a definitive agreement to sell its oncology diagnostics business to Fujirebio, Inc., of Japan. Under the agreement, Fujirebio will purchase Centocor Diagnostics' in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of solid tumor cancers.

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

         The components of comprehensive income (loss) are (in thousands):

                                                     For the three                    For the nine
                                                     months ended                     months ended
                                              ---------------------------   ------------------------------
                                                Sept 30,       Sept 30,        Sept 30,         Sept 30,
                                                  1998           1997            1998             1997
                                              ------------   ------------    ------------     ------------
Net income (loss)                           $       3,487  $       4,441   $    (117,540)   $       8,432

Foreign currency translation adjustments            5,597         (1,236)          6,200           (4,483)
Unrealized gain (loss) on marketable
   securities                                        (455)         8,298          (1,418)           8,884
Reclassification adjustment - realized
   gain on available for sale security                  -              -          (6,931)               -
                                              ------------   ------------    ------------     ------------
Subtotal other comprehensive income (loss)          5,142          7,062          (2,149)           4,401
                                              ------------   ------------    ------------     ------------

Total comprehensive income (loss)           $       8,629  $      11,503   $    (119,689)   $      12,833
                                              ============   ============    ============     ============

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


         The components of accumulated other comprehensive income are as follows (in thousands):

                                                      September 30,   December 31,
                                                           1998           1997
                                                      -------------   ------------
          Cumulative foreign currency translation
             adjustments                            $        5,754  $        (446)
          Unrealized gain (loss) on marketable
             securities                                       (455)         7,894
                                                      -------------   ------------
          Other comprehensive income                $        5,299  $       7,448
                                                      ============    ===========

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

                                           For the three months ended September 30, 1998
                                           ---------------------------------------------
                                                 Income           Shares
                                             (in thousands)   (in thousands)  Per Share
                                               (Numerator)    (Denominator)     Amount
                                             --------------   -------------   ---------
Basic EPS                                  $         3,487          70,502   $    0.05
Incremental shares from assumed exercise
   of dilutive options and warrants                      -           1,472
                                             --------------   -------------
Diluted EPS                                $         3,487          71,974   $    0.05
                                             ==============   =============

                        Centocor, Inc. And Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


         For the nine months ended September 30, 1998, no exercise of options or other common stock equivalents is assumed since their effect is antidilutive.


                                           For the three months ended September 30, 1997
                                           ---------------------------------------------
                                                 Income           Shares
                                             (in thousands)   (in thousands)   Per Share
                                               (Numerator)    (Denominator)      Amount
                                             --------------   -------------    ---------
Basic EPS                                  $         4,441          69,915   $    0.06
Incremental shares from assumed exercise
   of dilutive options and warrants                      -           2,050
                                             --------------   -------------
Diluted EPS                                $         4,441          71,965   $    0.06
                                             ==============   =============

                                             For the nine months ended September 1997
                                           ---------------------------------------------
                                                 Income           Shares
                                             (in thousands)   (in thousands)   Per Share
                                               (Numerator)    (Denominator)      Amount
                                             --------------   -------------    ---------

Basic EPS                                  $         8,432          69,707    $   0.12
Incremental shares from assumed exercise
   of dilutive options and warrants                      -           1,997
                                             --------------   -------------
Diluted EPS                                $         8,432          71,704    $   0.12
                                             ==============   =============

Note 14
Sale of facility and related business

         In June 1997, the Company sold its diagnostic manufacturing facility in Guildford, England and its related infectious disease product line. In connection with the transaction, the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

Note 15
Subsequent event

         In October 1998, the Company announced that it has signed a definitive agreement to sell its oncology diagnostics business to Fujirebio, Inc., of Japan, for approximately $37,500,000. As a result of this transaction, which is expected to close in the fourth quarter of 1998, Centocor expects to record a one-time, after-tax gain of approximately $15,000,000, or about $0.20 per share. Under the agreement, Fujirebio will purchase Centocor Diagnostics' in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of solid tumor cancers.

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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


  Centocor, Inc. ("Centocor" or the "Company") is a leading biopharmaceutical company that creates, acquires and markets cost-effective therapies that yield long-term benefits for patients and the healthcare community. Its products, most of which have been developed through monoclonal antibody technology, help physicians deliver innovative treatments to improve human health and restore patients' quality of life.


  The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial operating losses. The Company's financial results progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and profitability in each quarter of 1997. The Company expects that its sales of therapeutic and diagnostic products in 1998 will provide sufficient revenues to cover operating expenses and provide net income for the year, excluding the impact of certain

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

one-time events. The Company's results for the nine months ended September 30, 1998 have been affected by various significant one-time events. Significant one-time events for the nine months ended September 30, 1998 include certain non-recurring contract revenue, special charges, litigation charges and the gain on sale of an investment. Excluding such significant one-time events, the Company's diluted earnings per share would have been $0.10 for the nine months ended September 30, 1998.


  On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for Retavase(R) (reteplase), a leading acute-care cardiovascular drug, from Roche Healthcare for $335,000,000 in cash. The Company financed the acquisition through the issuance of $460,000,000 principal amount of its 43/4% Convertible Subordinated Debentures due February 15, 2005 (the "43/4% Debentures") in February 1998.


  Retavase is a recombinant biologic cardiology care product administered for the treatment of acute myocardial infarction (heart attack) to improve blood flow to the heart. It is among the class of fibrinolytic drugs known as "clot busters." Retavase received marketing authorization from the U.S. Food and Drug Administration ("FDA") in October 1996 and was launched in January 1997.


  Because of the complementary nature of Retavase and ReoPro(R) (abciximab) in the cardiovascular field, the Company believes the joint promotion of Retavase and ReoPro could result in increased market penetration for ReoPro. Accordingly, the Company and Lilly are jointly promoting ReoPro in the United States. The Company sells Retavase in the United States directly through its own sales force and co-promotes Retavase with DuPont Pharmaceuticals Company pursuant to an assignment of DuPont's pre-divestiture agreement with Boehringer Mannheim Corporation.


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


  On September 15, 1998, Centocor entered into an agreement with Biovail Corporation International, making Biovail the exclusive distributor of Retavase in Canada in exchange for an up-front payment of $4,000,000 and additional payments on future sales, which will be recognized as income over the life of the agreement.


  In April, 1998, Centocor entered into an agreement with Schering-Plough Corporation ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East, to REMICADE(TM), formerly known as Avakine(TM)

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

(infliximab). REMICADE is a novel monoclonal antibody approved in the United States for the treatment of certain Crohn's disease patients and in development for the treatment of rheumatoid arthritis.


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


  In August 1998, the FDA approved REMICADE for treatment of moderately to severe active Crohn's disease for the reduction of the signs and symptoms, in patients who have an inadequate response to conventional therapy. It is also indicated as a treatment for patients with fistulizing Crohn's disease for reduction in the number of enterocutaneous fistula(s). Shipments to wholesalers began in September 1998.


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

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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


Three months ended September 30, 1998 compared to the three months ended September 30, 1997


  The increase in sales for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is principally due to Retavase and REMICADE sales in 1998 which did not exist in 1997, as well as an increase in sales of ReoPro.


  For the three months ended September 30, 1998, ReoPro sales to Lilly were $56,908,000 and Lilly's announced sales to end-users were $86,700,000. For the three months ended September 30, 1997 sales to Lilly were $40,686,000 and Lilly's announced sales to end-users were $63,300,000. The Company's sales of Retavase for the three months ended September 30, 1998 were $18,522,000 and initial sales of REMICADE for the three months ended September 30, 1998 were $4,023,000. For the three months ended September 30, 1998, the Company's sales of Panorex to Glaxo Wellcome were $1,646,000 as compared to $1,835,000 for the three months ended September 30, 1997.


  The level of the Company's sales of ReoPro to Lilly and of Panorex to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end-user sales to increase in 1998 as market acceptance

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

continues to grow. Therefore, the Company expects its sales of ReoPro to Lilly to increase in 1998 over 1997 levels. Retavase and REMICADE sales are also expected to grow in 1998 as the development of the Company's salesforce and related infrastructure is completed. Panorex sales to Glaxo Wellcome in 1998 are not expected to have a significant impact on the Company's financial results.


  Diagnostic product sales for the three months ended September 30, 1998 were $6,443,000 as compared to $7,650,000 for the three months ended September 30, 1997. Diagnostic product sales in 1998 are expected to be lower than sales levels achieved in 1997.


  In October 1998, the Company announced that it has signed a definitive agreement to sell its oncology diagnostics business to Fujirebio, Inc., of Japan, for approximately $37,500,000. This transaction is expected to close in the fourth quarter of 1998.


  Under the agreement, Fujirebio will purchase Centocor Diagnostics' in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of solid tumor cancers.


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


  Cost of sales increased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 due primarily to Retavase and REMICADE sales in 1998, as well as increased sales of ReoPro to Lilly. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1998, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.


  Research and development expenses for the three months ended September 30, 1998 decreased as compared to the three months ended September 30, 1997 due principally to REMICADE, ReoPro and Retavase clinical activities which are partially being shared with Schering-Plough, Lilly and Biovail, respectively. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to be at about the same level or increase slightly in 1998 as compared to 1997 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, unstable angina and in stroke. In addition, clinical trial activities for REMICADE, primarily Phase III trials for the Crohn's disease and severe

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

rheumatoid arthritis indications, are expected to continue throughout 1998.


  Marketing, general and administrative expenses for the three months ended September 30, 1998 increased as compared to the three months ended September 30, 1997 due principally to the integration of the Company's Retavase and REMICADE sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro, Retavase and REMICADE market development efforts. Marketing, general and administrative expenses are expected to increase in 1998 as compared to 1997 due primarily to the Company's increased investment in the direct promotion and sale of Retavase and REMICADE.

  Interest income increased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 due to the increase in the level of the Company's investments as a result of the proceeds from the 43/4% Debenture offering completed in February 1998. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

  Interest expense increased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 due to the issuance of the 43/4% Debentures. Interest expense in 1998 is expected to increase as a result of the interest on the 43/4% Debentures. Interest expense in future periods will depend upon the level of debt outstanding.

  Other income (expenses) decreased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 due to the Company's recording its share of the 1997 losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

  The Company expects its effective tax rate in 1998 to be approximately 7%. The effective tax rate in 1998 is heavily influenced by the ability of the Company to use net operating loss carryforwards or other potential tax benefits from prior years to offset its future tax liability.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

  The increase in sales for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is principally due to the increase in sales of ReoPro as well as the initial sales of Retavase which commenced March 16, 1998.

  For the nine months ended September 30, 1998, ReoPro sales to Lilly were $150,119,000 and Lilly's announced sales to end-users were $257,600,000. For the nine months ended September 30, 1997 sales to Lilly were $116,552,000 and Lilly's announced sales to end-users were $174,900,000. For the nine months ended September 30, 1998, the Company's sales of Panorex to Glaxo Wellcome were $3,174,000 as compared to $4,193,000 for the nine months ended September 30, 1997. The Company's sales of Retavase for the period beginning March 16, 1998 through September 30, 1998

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

were $36,023,000. Initial REMICADE sales, which commenced in September 1998, were $4,023,000.

  Diagnostic product sales for the nine months ended September 30, 1998 were $20,950,000 as compared to $25,369,000 for the nine months ended September 30, 1997. Diagnostic product sales in 1998 are expected to be lower than sales levels achieved in 1997.

  Contract revenue increased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due to the Company's receipt of a non-refundable payment of $20,000,000 from its agreement with Schering-Plough Corporation in April 1998.

  Cost of sales increased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to the increased sales of ReoPro as well as the initial sales of Retavase. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales.

  Research and development expenses for the nine months ended September 30, 1998 decreased as compared to the nine months ended September 30, 1997 due principally to REMICADE, ReoPro and Retavase clinical activities which are partially being shared by Schering-Plough, Lilly and Biovail, respectively.
The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities.

  Marketing, general and administrative expenses for the nine months ended September 30, 1998 increased as compared to the nine months ended September 30, 1997 due principally to the integration of the Company's Retavase and REMICADE sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro and REMICADE market development efforts.

  For the nine months ended September 30, 1998, the Company recorded one-time special charges of $145,405,000 consisting of a charge of $139,438,000 relating to the acquisition of Retavase and a charge of $5,967,000 relating to the restructuring of Centocor Diagnostics. These items are more fully described in
Note 11 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited).

  Interest income increased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due principally to the increase in the level of the Company's investments as a result of the proceeds from the 43/4% Debenture offering completed in February 1998.

  Interest expense increased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due principally to the issuance of the 43/4% Debentures. Interest expense in 1998 is expected to increase as a result of the interest on the 43/4% Debentures

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

but will be partially offset by the redemption of the Company's remaining 63/4% Convertible Subordinated Debentures due 2001 (the "63/4% Debentures") completed in April 1998.

  For the nine months ended September 30, 1998, the Company recorded one-time charges of $4,730,000 relating to separate litigation issues more fully described in Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited).

  In February 1998, Centocor Diagnostics Inc. sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as an available for sale investment resulting in a realized gain of $6,931,000.

  Other income (expenses) decreased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due principally to the Company's recording its share of the 1997 losses of a company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

PER SHARE CALCULATIONS

  At September 30, 1998, approximately 4,434,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. The approximately 9,338,000 shares issuable upon conversion of the 43/4% Debentures are not considered Common Stock equivalents and are not included in the calculation of basic or diluted per share data but would be included in the calculation of diluted per share data if their effect is dilutive.

  No shares issuable upon conversion of the 43/4% Debentures were included in the per share calculations for any period presented since to do so would have been antidilutive. Depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include its then outstanding Common Stock equivalents as well as shares issuable upon the conversion of the 43/4% Debentures in its calculations of per share data for such periods if the effect would be dilutive.

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

  At September 30, 1998, the Company had cash, cash equivalents and investments of $220,806,000, including equity investments of $6,649,000. For the nine months ended September 30, 1998, the Company had negative cash flows from operations of $906,000. The Company's total cash flows for the nine months ended September 30, 1998 included the receipt of $448,500,000 representing the net proceeds from the 43/4% Debentures, $25,000,000 related to the Company's agreement with Schering-Plough, $7,701,000 representing the proceeds from the sale of an equity investment in ChromaVision Medical Systems, Inc., $4,000,000 from the Company's agreement with Biovail and $3,131,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. At September 30,1998 the Company had a note payable of $6,316,000 which is secured by investments at the lending bank of $5,840,000, and $20,000,000 of its cash is held in escrow and is restricted based upon the successful completion of certain milestones in the transfer of the manufacturing of Retavase from Boehringer Mannheim to Centocor. The Company's total cash, cash equivalents and investments increased by $14,176,000 from December 31, 1997, principally as a result of the issuance of the 43/4% Debentures partially offset by an outflow of $337,039,000 from the acquisition of Retavase and related costs as well as capital expenditures relating to the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and REMICADE production requirements and the costs related to the integration of the Centocor Retavase and REMICADE sales force and related infrastructure into the organization. The Company believes that its cash, cash equivalents and investments will be

Item 2: Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

sufficient to fund its operations through at least the end of 1999.

  Accounts receivable at September 30, 1998 increased as compared to December 31, 1997 due to increased sales of ReoPro to Lilly, sales of Retavase commencing on March 16, 1998 and sales of REMICADE commencing in September of 1998.

  Inventory at September 30, 1998 increased as compared to December 31, 1997 due primarily to increased ReoPro and REMICADE production activities as well as the addition of Retavase inventory in 1998.

  Gross property, plant and equipment at September 30, 1998 increased as compared to December 31, 1997, principally due to the investment of $59,919,000 for the purchase of property and equipment, partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies. The Company expects its total investments in property, plant and equipment to increase in 1998 by an amount up to approximately $90,000,000 for its manufacturing capacity expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and REMICADE production requirements. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that there will be losses resulting from sales, or that reserves to reduce the carrying value, of certain fixed assets will not be required in the future.

  Long-term investments at September 30, 1998 increased as compared to December 31, 1997 principally due to the amount placed in escrow as part of the Company's agreement with Roche Healthcare, partially offset by the sale of an equity investment in ChromaVision Medical Systems, Inc., classified as available for sale, by Centocor Diagnostics, Inc.

  Intangible and other assets at September 30, 1998 increased as compared to December 31, 1997 resulting primarily from the acquisition of the U.S. and Canadian product rights for Retavase in March of 1998. The intangibles acquired represent patents, goodwill, trade name, acquired regulatory licenses and customer base related to Retavase.

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

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

LEGAL PROCEEDINGS

  The Company is subject to certain litigation, as more fully described in Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited). While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that those proceedings will not have a material adverse effect on the Company.

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

YEAR 2000 ISSUES

  The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" or "Y2K" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the two digit year value to 00. The risk is that computer systems will not properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Year 2000 issue is expected to affect the systems of the Company and various entities with which the company interacts, including the Company's marketing partners, suppliers, and various vendors.

  To address the Y2K problem, the Company has established a Year 2000 project and a Y2K Steering Committee comprised of representatives from key functional areas. In addition, an Information Technology Association of America certified Y2K consulting firm has been engaged to assist with the validation and management of the Year 2000 project. The project encompasses global corporate initiatives, including the Company's manufacturing facility in the Netherlands and the United States manufacturing facility which is currently under construction.

  In a separate project to replace some of the Company's legacy systems, the Company is in the process of implementing a new Enterprise Resource Planning ("ERP") system, which is Y2K compliant, with a goal to complete the initial phase of the project by the second quarter of 1999. The completion of the initial phase of this project will result in replacing many of the Company's primary financial and manufacturing business applications and will simultaneously replace some of

Item 2:Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

the Company's critical systems (i.e., systems which pose risks to revenues, manufacturing processes or individuals, property and the environment). Centocor's goal is to achieve full Y2K readiness by the end of the third quarter of 1999.

    The Centocor Year 2000 Project is designed to address three major areas: (1) Information Technology systems, including business application software; (2) hardware, equipment and instrumentation, including embedded systems; (3) and third party relationships. The Company's approach within each of these areas is to inventory, assess and prioritize those systems which present potential Y2K problems; remediate (repair, replace or upgrade) non-compliant items; test each major area of exposure to ensure compliance; and develop contingency plans to minimize potential business interruption.

    As of September 30, 1998, high level risk assessments were completed for all functional areas. Inventory and assessments for Information Technology department-supported business systems and infrastructure are complete and remediation planning is in progress. Inventory and assessments of hardware, equipment and instrumentation are in process and is scheduled for completion by the end of 1998. Test plans and scripts are also under development, with testing to occur as new equipment is acquired or old equipment is replaced. All testing is scheduled for completion by the end of the second quarterof 1999. Contingency plans with respect to business systems, hardware, equipment and instrumentation are being developed and are scheduled for completion by year end 1998.

    The Company has contacted all of its critical suppliers and strategic business partners with regard to their Year 2000 readiness and remediation plans, and detailed evaluations of those plans, and their potential impact on the Company, are being developed. Most of those parties state that they intend to be Y2K compliant by 2000. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. Contingency plans with respect to critical suppliers and strategic business partners are being developed and are scheduled for completion by mid-1999.

    The total costs associated with the Year 2000 compliance are not expected to be material to Centocor's financial position and are estimated at approximately $3,000,000 to $4,000,000, approximately $500,000 of which has been incurred to date.

    The foregoing estimated completion times and costs are management's best estimates and utilize numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the readiness of strategic partners and similar uncertainties. Further, given the complexity of the Year 2000 issues, the Company is currently unable at this time to determine whether Year 2000

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

failures will have a material impact on results of operation, liquidity or financial condition. The Project is intended to significantly reduce, but not eliminate, levels of uncertainty about Year 2000 compliance.

Part II   OTHER INFORMATION

Item 1:   Legal Proceedings

          See Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited), which is attached hereto and incorporated herein by reference.

Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          4 Rights Agreement, dated as of September 26, 1998, between Centocor, Inc. and BankBoston, N.A., as Rights Agent, including Resolution of the Board of Directors Establishing and Designating the Series A Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated September 28, 1998).

          27.0 Centocor, Inc. and subsidiaries Financial Data Schedule for the nine months ended September 30, 1998.

          27.1 Centocor, Inc. and subsidiaries Restated Financial Data Schedule for the nine months ended September 30, 1997.

          (b)   Reports on Form 8-K
                -------------------

                The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended September 30, 1998:

                Date of Report                  Item Covered
                --------------                  ------------

                August 26, 1998                      5

                September 28, 1998                   5

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Centocor, Inc.
                                              (Registrant)



Date:     November 16, 1998                   /s/David P. Holveck
                                              ------------------------------
                                              David P. Holveck
                                              Chief Executive Officer
                                              (principal executive officer)



Date:     November 16, 1998                   /s/Dominic J. Caruso
                                              ------------------------------
                                              Dominic J. Caruso
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)