Form 10-K
period 1998-12-31
CENTOCOR INC
filed 1999-03-29
CIK 708823

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the 70,217,691 shares of voting stock held by non-affiliates of the registrant as of February 15, 1999 was $2,716,546,921.

     Common Stock outstanding at February 15, 1999: 70,884,563 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following document are incorporated by reference in this Report on Form 10-K:

     Part III: Portions of the registrant's proxy statement for its annual meeting of shareholders.
================================================================================

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company that creates, acquires and markets therapies that yield long-term benefits for patients and the healthcare community. Its products, developed through monoclonal antibody and other technologies, help physicians deliver innovative treatments to improve human health and restore patients' quality of life.

     The Company has four therapeutic products approved for sale and several product candidates in various stages of development.

     ReoPro(R) (abciximab) is co-promoted in the United States by Centocor and Eli Lilly and Company ("Lilly"). Lilly distributes the product worldwide, except in Japan, where Fujisawa Pharmaceutical Company, Ltd. ("Fujisawa") will distribute it if approved. ReoPro is a therapeutic product approved for the reduction of acute ischemic cardiac complications in patients undergoing percutaneous coronary intervention ("PCI") such as angioplasty procedures, and for those patients with unstable angina who are refactory to conventional therapy and for whom PCI is planned within twenty-four hours.

     REMICADE(TM) (infliximab) is marketed in the United States by Centocor. REMICADE was cleared for marketing by the U.S. Food and Drug Administration ("FDA") in August 1998 for the treatment of moderately-to-severely active Crohn's disease for the reduction of signs and symptoms in patients who have an inadequate response to conventional therapy. It is also indicated as a treatment for patients with fistulizing Crohn's disease for reduction in the number of draining enterocutaneous fistula(s). Centocor has retained exclusive marketing rights for REMICADE in the United States. Following approval from global regulatory agencies, if achieved, Tanabe Seiyaku Company, Ltd. ("Tanabe") will market the product in Japan and parts of the Far East, while Schering-Plough Ltd. ("Schering-Plough") will market REMICADE in all other countries throughout the world.

     RETAVASE(R) (reteplase) is marketed in the United States by Centocor. In March 1998, Centocor completed the acquisition of the United States and Canadian product rights for RETAVASE, a leading acute care cardiovascular drug, from Roche Healthcare Ltd. ("Roche"). RETAVASE is a recombinant biologic cardiology care product administered for the treatment of acute myocardial infarction (heart attack) to improve blood flow to the heart. It is among the class of drugs known as "clot busters".

     PANOREX(R) (edrecolomab) is marketed by Glaxo Wellcome plc and sold in Germany as an adjuvant therapy in the treatment of post-operative colorectal cancer.

     At December 31, 1998, Centocor had approximately 1,200 full-time employees. To complement its own expertise in various fields, Centocor utilizes scientific consultants and other advisors, many of whom have formal consulting agreements with Centocor.

     Centocor was incorporated in Pennsylvania in 1979 and maintains its principal executive offices at 200 Great Valley Parkway, Malvern, Pennsylvania, 19355. Its telephone number is (610) 651-6000. The Company also maintains facilities in Leiden, The Netherlands, and an office in Tokyo, Japan.

     This annual report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the company's industry, management's beliefs and certain assumptions made by the Company's management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include those associated with (i) the timing, completion and outcome of clinical trials for regulatory approval of and market acceptance of the Company's products; (ii) the strength of the Company's patent position and the patent position of others; (iii) the Company's forward integration into direct commercialization of certain products; (iv) the Company's ability to construct and maintain manufacturing facilities that meet regulatory requirements and satisfy the Company's inventory needs; (v) the Company's dependence on its collaborative partners; (vi) uncertainties regarding health care reform and reimbursement from third party payers; (vii) changes in the competitive environment in which the Company operates; (viii) the outcome of pending litigation; (ix) the potential for product liability claims and (x) the availability of raw materials and other necessary inputs into the production process. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

COMPANY STRATEGY

     The Company's strategy is to identify proprietary, high value-added product opportunities, and to commercialize those opportunities by focusing on clinical development, manufacturing, market development, marketing and sales. The Company seeks to license or otherwise acquire technology and product candidates from research institutions and other sources, in addition to conducting selected basic research. In an effort to reach the market in an expeditious manner and establish itself as the market leader, the Company's clinical development and regulatory strategy for its therapeutic products under development is to pursue initial approval for a narrowly defined indication. The Company then seeks to expand the indications for which the products may be marketed by conducting additional clinical trials and providing health economic data in support of the product's utility.

     Consistent with its strategy, the Company maintains strategic alliances with major pharmaceutical companies to assist in the development and marketing of certain of its products.

   PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Centocor's products and selected product candidates. This table is qualified in its entirety by reference to the more detailed descriptions included elsewhere in this Annual Report on Form 10-K.

PRODUCT/PRODUCT CANDIDATE                             INDICATION                             STATUS (1)
---------------------------------------  ------------------------------------------  -------------------------------
ReoPro.................................  Percutaneous coronary intervention          Marketed (U.S., Europe)
                                         (PCI)
                                         Adjuvant therapy with stents                Marketed    (U.S., bail-out
                                                                                     stents Europe)
                                         High-risk angioplasty                       Phase II (Japan)
                                         Unstable angina when PCI planned            Marketed (U.S., Europe)
                                         Unstable angina (medical therapy)           Phase III
                                         Acute myocardial infarction                 Phase II
                                         Stroke                                      Phase II

RETAVASE...............................  Acute myocardial infarction                 Marketed (U.S.)
                                         Thrombolysis in myocardial infarction,      Phase IV
                                         prehospital administration

ReoPro/RETAVASE combination
therapy................................  Thrombolysis in myocardial infarction       Phase II
                                         Strategies for patency enhancement in       Phase II
                                         the emergency department

PANOREX................................  Adjuvant therapy for post-operative         Marketed (Germany)
                                         colorectal cancer                           Phase III (U.S., Europe)

REMICADE...............................  Moderate to severe Crohn's disease          Marketed (U.S.)
                                         including fistulizing Crohn's disease       Marketing Application filed
                                                                                     (Europe)
                                         Chronic Crohn's disease and fistula         Phase III/IV
                                                                                     Phase II (Japan)
                                         Rheumatoid arthritis                        BLA filed (U.S.)
                                         (reduction of signs/symptoms)               Phase II (Japan)
                                         Rheumatoid arthritis                        Phase III
                                         (prevention of structural damage)

Gene Vaccines..........................  Colorectal cancer (CEA)                     Phase I
                                         Prostate cancer (PSA)                       Phase I planned
                                         Lung cancer (MUC-1)                         Phase I planned

Anti-Interleuken-6 (IL-6)..............  Indications include, but are not limited    Preclinical development
Anti-Interleuken-12 (IL-12)              to, ulcerative colitis, asthma,
                                         psoriasis and other inflammatory
                                         conditions

__________________
(1) Phase IV clinical trial indicates a post-marketing study. Phase III clinical trial indicates that the product is being tested in humans to prove safety and efficacy. Phase I and Phase II clinical trials indicate that the product is being tested in humans to evaluate safety, dosage and, to some extent, efficacy, in a limited patient population.

Therapeutic Products

     Sales of the Company's therapeutic products were approximately $292,674,000 and $164,577,000 for the years ended December 31, 1998 and 1997, respectively.

     ReoPro(R) (abciximab). ReoPro is a chimeric monoclonal antibody fragment that binds to glycoprotein ("GP") IIb/IIIa receptors on the surface of platelets, thereby inhibiting platelet aggregation. When platelets are stimulated, a number of different types of surface receptors are exposed that cause further platelet aggregation, including the GP IIb/IIIa receptors. Anti-platelet agents such as ReoPro are used in the treatment of cardiovascular disease to prevent blood clots. The three main markets for these agents are PCI, unstable angina and heart attack. Platelet inhibiting treatment has been shown to be effective in PCI and unstable angina to prevent resulting heart attacks and death. Abrupt reclosure during PCI can result in death, myocardial infarction, the need for emergency coronary bypass surgery or repeat PCI. Powerful agents are also needed to enhance treatment of myocardial infarction by opening the clotted artery and preventing reocclusion following drug therapy or PCI. ReoPro is effective in inhibiting blood clotting by inhibiting the aggregation of platelets.

     Following the successful completion of the EPIC Phase III clinical trial of ReoPro and subsequent FDA approval, the Company commenced commercial sales of ReoPro in January 1995 for patients who are at high risk for abrupt artery closure following angioplasty. In November 1997, the Company announced that the FDA cleared the way for the expanded use of ReoPro. The new labeling allows physicians to use ReoPro as adjunctive therapy to prevent cardiac ischemic complications in a broad range of patients undergoing PCI, as well as in unstable angina patients not responding to conventional medical therapy for whom PCI is planned within twenty-four hours. ReoPro is currently marketed in a number of countries within North America, South America and Europe as well as several other markets throughout the world. ReoPro is co-promoted in the United States by Centocor and Lilly. Under a Sales and Distribution Agreement between Lilly and the Company, Lilly is the exclusive worldwide distributor of ReoPro except in Japan where the product, if approved, will be distributed exclusively by Fujisawa. Pursuant to those agreements, Lilly is assisting the Company in the regulatory filings and continuing development of ReoPro for additional clinical indications and Fujisawa is assisting the Company in the regulatory filings and development of ReoPro in Japan.

     The expanded labeling for ReoPro is based on the results of two major clinical studies, EPILOG and CAPTURE.

     EPILOG (Evaluation of PTCA to Improve Long-term Outcome by c7E3 GP IIb/IIIa Receptor Blockade), published in June 1997 in The New England Journal of Medicine, showed that a broad range of angioplasty patients treated with ReoPro and low-dose, weight-adjusted heparin had more than a 50% relative reduction at 30 days in their risk of the composite endpoint of death or heart attack compared with placebo. In the ReoPro group, 3.8% of patients suffered one of these events, compared with 9.1% of patients in the placebo group. The clinical benefits of ReoPro were similar, irrespective of the type of coronary intervention used (balloon angioplasty, atherectomy or stent placement).

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

     In March 1998, the Company announced the 30-day results of the Phase III EPISTENT (formally known as EPILOG/STENT) clinical trial. The randomized, controlled, multicenter (63 sites in the United States and Canada) trial involving 2,399 patients with ischemic heart disease tested whether stents or balloon angioplasty plus ReoPro would be superior to stenting alone. Patients were assigned to one of the three following groups: stent plus placebo (809 patients); stent plus ReoPro (794 patients); or balloon angioplasty plus ReoPro (796 patients). All patients received the standard blood thinners aspirin and heparin. The primary endpoint of the trial -- a composite of death, heart attack, or need for urgent revascularization at 30 days was significantly reduced in both ReoPro treated groups. At 30 days the composite endpoint was reduced by more than one-third in the ReoPro plus percutaneous transluminal coronary angioplasty (PTCA) arm and by one-half in the ReoPro plus stent group. In November 1998, the one-year follow-up results of the EPISTENT trial were presented. At one year, a death benefit was sustained with a 57 percent reduction compared with stents alone (p = 0.037); a sustained benefit at one year was also demonstrated in patients receiving ReoPro and angioplasty compared with stents alone.

     The Company and Lilly are evaluating other potential indications for ReoPro, including the medical therapy of unstable angina, acute myocardial infarction and thrombotic strokes. The Company and Fujisawa are currently conducting Phase II clinical trials of ReoPro in Japan.

     The Company estimates that in the United States there were about 600,000 angioplasties performed in 1998. In addition, in the United States, the annual incidence of unstable angina is about 1,500,000; acute myocardial infarction (heart attack), 1,000,000; stroke 500,000 and peripheral vascular disease, 135,000. All of these procedures and/or conditions are impacted by platelet activation and as a result, ReoPro may have utility.

     In addition to conducting studies to test the efficacy of ReoPro, the Company has conducted a health economic study based on the EPIC trial (high-risk angioplasty), which has been cleared for promotional use by the FDA. It indicates that the use of ReoPro is cost-effective and may allow hospitals to manage their resources more effectively and reduce the amount of time patients spend in the hospital. In the EPILOG trial (all angioplasty), major bleeding events in patients receiving ReoPro were at essentially the same level as in patients receiving placebo. The decreased need for blood transfusions may result in additional cost savings to hospitals.

     RETAVASE(TM) (reteplase). In March 1998, the Company completed the acquisition from Roche of the exclusive United States and Canadian product rights for RETAVASE, a leading acute-care cardiovascular drug, and other related assets (collectively, the "RETAVASE Assets") for $335,000,000 in cash (the "Acquisition"). RETAVASE is a fibrinolytic ("clot-buster") product, which is administered usually in the hospital emergency room, for the treatment of acute myocardial infarction (heart attack). RETAVASE activates plasminogen, which in turn cleaves fibrin, the substance that binds clots. The drug is produced by a recombinant DNA process.

     The Company had the opportunity to acquire the RETAVASE Assets because it was necessary for Roche to divest them as a condition of Roche's acquisition of Corange Limited ("Corange"), the parent company of Boehringer Mannheim GmbH ("Boehringer Mannheim") which originally owned the RETAVASE Assets. Roche owns a majority interest in Genentech, Inc. ("Genentech"), the maker of Activase, a competing product. Centocor was named an approved purchaser of the RETAVASE Assets in a proposed consent decree submitted to the Federal Trade Commission ("FTC") by Roche ("the Consent Decree").

     RETAVASE was approved by the FDA for sale in the United States in 1996 and was launched by Boehringer Mannheim in January 1997. RETAVASE has been shown in clinical trials to be comparable in its efficacy and safety profile to Activase, the present market leader. In GUSTO III, a large clinical trial in which RETAVASE was compared to Activase, the overall mortality rate for RETAVASE was 7.43% compared to 7.22% for Activase; the total intracranial hemorrhage rate for RETAVASE was 0.91% compared to 0.88% for Activase; and the total stroke rate for RETAVASE was 1.67% and 1.83% for Activase. RETAVASE has the important advantage of being administered through bolus injections rather than the more complicated infusion administration required for Activase. In September 1998, Centocor entered into an agreement with Biovail Corporation International ("Biovail") that made Biovail the exclusive distributor of RETAVASE in Canada.

     The Acquisition also provided the Company with the opportunity to accelerate its forward integration in the marketplace. Centocor has employed many of the former Boehringer Mannheim sales personnel who were successful in launching RETAVASE and increasing its market share.

     The Company believes a potential advantage of the acquisition of RETAVASE lies in the possibility that ReoPro and RETAVASE, administered in combination, may prove to have a therapeutic advantage over fibrinolytic monotherapy for acute myocardial infarction patients. Two Phase II clinical trials, TIMI 14 (Thrombolysis in Myocardial Infarction) and SPEED (Strategies for Patency Enhancement in the Emergency Department), are currently being conducted to evaluate the approach of using ReoPro in conjunction with a fibrinolytic product in the management of heart attack patients. There can be no assurance, however, that a ReoPro/RETAVASE combination therapy will prove to be safe and effective, will receive FDA approval or, even if approved, ultimately will achieve market acceptance.

     In November 1998, the Company announced the launch of TIMI 19-ER (Thrombolysis in Myocardial Infarction, Early RETAVASE), a Phase IV trial that will investigate the efficacy and safety of expediting the administration of RETAVASE in the ambulance before patients reach the hospital. The study is designed to show that prehospital use of thrombolytic therapy may save lives.

      Of the $335,000,000 purchase price under the Purchase Agreement, Centocor paid Roche $315,000,000 to acquire assignments or licenses of patents and patent applications, trademarks, product registrations, manufacturing technology and know-how, research and development materials and various Boehringer Mannheim contracts necessary to manufacture RETAVASE and sell it in the United States and Canada. Centocor also acquired various tangible assets and databases used by Boehringer Mannheim in its commercialization of the product in the United States. Additionally, Centocor placed $20,000,000 of the purchase price in escrow (the "Escrow Amount"), as described below.

     The Purchase Agreement requires that Centocor establish and qualify, either directly or through contract manufacturers, arrangements for the manufacture of RETAVASE within four years of the consummation of the Acquisition (subject to extension by the FTC for up to two additional one-year periods if it appears that the required FDA approvals are likely to be obtained within such extended time period) (the "Transfer Period"). Under the Purchase Agreement, Centocor is entitled to a refund of the Escrow Amount upon the achievement of certain manufacturing milestones. Roche is required to cooperate in Centocor's establishment of manufacturing arrangements by providing training and other assistance and has agreed to maintain assets sufficient to supply RETAVASE for the Transfer Period. Centocor must be successful in establishing such manufacturing arrangements by the end of the Transfer Period or the RETAVASE Assets will revert to Roche, which must then divest them to another party.

     In the event that Centocor commercializes any product (other than RETAVASE) using any of the patents included in the RETAVASE Assets or otherwise exploits the rights it acquired from Roche with respect to a product other than RETAVASE, the Company will be required to pay Roche a royalty based on a percentage of the net sales of any such products or a percentage of the royalties received by the Company in respect of such products.

     During the Transfer Period, Boehringer Mannheim will continue to supply RETAVASE to Centocor from its facilities in Germany at an agreed price per unit pursuant to a Supply Agreement. In the Supply Agreement, Boehringer Mannheim represents and warrants that the products supplied to Centocor will meet FDA approved specifications and provides the Company with customary indemnities, including for damages that result from the failure of the product to meet FDA approved specifications.

     REMICADE(TM) (infliximab). The Company is currently developing REMICADE, a chimeric monoclonal antibody that binds to tumor necrosis factor alpha ("TNF-alpha"), which is believed to be a critical mediator of inflammation in the human body. REMICADE is currently marketed or under development for the treatment of rheumatoid arthritis and inflammatory bowel diseases such as Crohn's disease. REMICADE works by binding to TNF-(alpha) on the cell membrane, neutralizing TNF-(alpha) in the blood and destroying TNF-producing cells.

     In August 1998, the FDA approved REMICADE for treatment of moderately-to-severely active Crohn's disease for the reduction of signs and symptoms in patients who have an inadequate response to conventional therapy. It is also indicated as a treatment for patients with fistulizing Crohn's disease for reduction in the number of enterocutaneous fistula(s). In March 1998, the Company submitted a Marketing Authorization Application to the European Medicines Evaluation Agency for the same indications.

     Crohn's disease is a chronic and debilitating disorder characterized by inflammation of the gastrointestinal tract, and complicated, in some patients, by the appearance of fistulas--painful extensions that occur between the bowel and the skin, mostly in the perianal area, causing drainage of mucous and/or fecal material.

     Clinical trial data were presented at the American College of Gastroenterology meeting in November 1997 which showed that following a series of three infusions with 5 mg/kg, 68% of REMICADE-treated Crohn's patients experienced closure of at least 50% of fistulas for at least two consecutive follow-up visits (i.e. for at least one month) compared with 26% of placebo patients (p=0.002). Similarly, 55% of patients treated with the same drug regimen experienced closure of all their fistulas at one or more follow-up visits compared with 13% of placebo patients (p=0.001). All of these patients had previously failed standard treatment. Onset of clinical benefit was rapid, with the vast majority of patients achieving a response within two weeks. The average duration of closure was three months.

     Previous clinical trial results among patients with moderate-to-severe Crohn's disease that had failed to respond to standard treatment were published in the October 9, 1997 edition of The New England Journal of Medicine. These data showed that after a single infusion of 5 mg/kg of REMICADE, 82% of patients achieved statistically significant improvement (p less than 0.001) in disease activity (defined as a more than or equal to 70 point reduction from baseline in the Crohn's disease activity index (CDAI) at 4 weeks) and 48% of patients achieved disease remission (CDAI less than 150 at 4 weeks)(p less than 0.001). Following four additional infusions, given eight weeks apart, REMICADE maintained the initial treatment response and more REMICADE treated patients achieved remission.

     In January 1999, the Company submitted a supplemental Biologics License Application (sBLA) to the FDA for REMICADE to treat patients with rheumatoid arthritis. The application is based in part on Phase III clinical results from ATTRACT (Anti-TNF trial in Rheumatoid Arthritis with Concomitant Therapy), a double blind, placebo-controlled, randomized clinical trial of 428 patients at 34 clinical sites in North America and Europe. ATTRACT was designed to evaluate the safety and efficacy of REMICADE in combination with methotrexate in patients with active rheumatoid arthritis despite treatment with methotrexate. The ATTRACT trial will continue for up to two years of treatment to evaluate the long-term use of REMICADE in patients with rheumatoid arthritis.

     In November 1998, the Company presented data from the ATTRACT trial demonstrating reduced signs and symptoms of rheumatoid arthritis in 52% of patients receiving the drug compared to 20% of those on placebo. Results were highly significant (p less than 0.001) over a 30-week time frame compared to placebo. In the study, REMICADE was well tolerated and side effects were minimal.

     The ATTRACT study demonstrated that 52% of all patients treated with REMICADE, compared to 20% of patients receiving placebo, experienced a reduction in signs and symptoms of rheumatoid arthritis as measured by ACR 20, a standard assessment of disease activity and a primary endpoint of the study. ACR 20 represents a 20% reduction in the number of tender and swollen joint counts, as well as other criteria including physician and patient global assessments and a laboratory marker of inflammation and pain. Two other key assessments, ACR 50 and ACR 70, represent 50% and 70% reductions in these same benchmarks, respectively.

     The study also demonstrated that 28% of patients treated with REMICADE achieved an ACR 50 response at 30 weeks compared to 5% of those on placebo (p less than 0.001); 12% of patients treated with REMICADE achieved an ACR 70 response at 30 weeks compared to 0% of those receiving placebo (p=0.003); swollen joints were reduced by 57% from baseline in patients who received REMICADE compared to 20% of those on placebo (p less than 0.001); tender joint counts were reduced by 61% from baseline in patients who received REMICADE compared to 26% of those on placebo (p less than 0.001); significant improvements were also achieved in other disease parameters, including disability, pain, patient and physician global assessments and laboratory measures of disease activity.

     In the study, patients were randomized to one of the following treatment arms: placebo and methotrexate infusion every four weeks; 3 mg/kg of REMICADE and methotrexate infused every four weeks; 3 mg/kg of REMICADE and methotrexate infused every eight weeks; 10 mg/kg of REMICADE and methotrexate infused every four weeks; 10 mg/kg of REMICADE and methotrexate infused every eight weeks. The 3 mg/kg infusion every eight weeks provided optimal results in the trial and consistent benefits were seen in all patient groups treated with REMICADE compared to placebo. Patients enrolled in the ATTRACT trial were characterized as having disease that was particularly difficult to manage. The median duration of disease in trial patients was 8.4 years, and the majority of patients were on methotrexate therapy for three or more years. More than a third of all patients had previous joint surgery, and approximately half were classified as functional class and/or anatomical stage 3 or 4, which indicates progressive and advanced disease. The majority of patients responding to treatment with REMICADE did so within two weeks of infusion, and virtually all responding patients (approximately 90%) did so within six weeks.

     The most common adverse events included upper respiratory tract infection, headache, nausea, sinusitis, rash and cough. There was no increased incidence of serious adverse events (11% with REMICADE vs. 16% with placebo) or serious infections (4% with REMICADE vs. 6% with placebo). The incidence of infusion reactions was also low in REMICADE patients compared to those receiving placebo (5% with REMICADE vs. 2% with placebo).

     According to Company estimates, in the United States there are approximately 2,500,000 patients with rheumatoid arthritis, of which approximately 270,000 will be eligible for REMICADE treatment. The Company also estimates that in the United States there are approximately 400,000 patients with Crohn's disease, with 250,000 in its moderate-to-severe form. Centocor intends to continue studies for expanded indications of Crohn's disease and rheumatoid arthritis.

     The Company markets and distributes REMICADE in the United States through its own direct sales force. Centocor has entered into an agreement with Tanabe under which Tanabe has the right to distribute REMICADE in Japan and other countries in the Far East . In April 1998, Centocor entered into an agreement with Schering-Plough, giving Schering-Plough exclusive worldwide marketing rights to REMICADE, excluding the United States, Japan and portions of the Far East. Centocor retains U.S. marketing rights for REMICADE for all indications, but reserves the right to co-promote with Schering-Plough.

     PANOREX(R) (edrecolomab). PANOREX is a monoclonal antibody that targets metastatic colon cancer cells. The PANOREX antibody binds to colon cancer cells and destroys them using various immunologic mechanisms including complement and/or antibody dependent cellular cytotoxicity. Both mechanisms result in the death of the cancer cells. In patients with colorectal cancer, it is thought that small numbers of cells break away from the primary tumor and spread to other sites such as bone marrow, where they can be detected as "micrometastatic cells" even after surgical removal of the primary tumor. It is thought that the PANOREX antibody binds to these "micrometastatic cells" and destroys them, leading to the prolonged survival observed in patients treated with PANOREX. PANOREX is the first monoclonal antibody product approved for cancer. In December 1994, the Paul Ehrlich Institute, the German regulatory body for vaccines and antibodies, granted the Company marketing authorization for the use of PANOREX as an adjuvant therapy in the treatment of post-operative colorectal cancer. During 1993, the Company and Glaxo Wellcome entered into an alliance agreement for the development and marketing of certain of the Company's monoclonal antibody-based cancer therapeutic products, including PANOREX. Pursuant to that agreement Glaxo Wellcome is the worldwide distributor of PANOREX and commenced commercial sales of PANOREX in Germany in February 1995.

     In a Phase III trial conducted in Germany, PANOREX showed a five-year 30% mortality benefit and 27% reduction in tumor recurrences. Glaxo Wellcome is conducting additional Phase III trials for PANOREX, with a three-year survival end-point, in North America, Europe and certain other countries, evaluating patients with colorectal cancer, and also is conducting earlier stage trials in Japan.

     Gene Vaccines. The Company is developing genetic DNA-based products employing commonly available methods to direct the injected DNA to its target site. The Company has licensed the GeneVax(TM) technology. Under that license, the Company has certain rights to develop the GeneVax technology in the cancer field. The Company has supplemented this technology license by acquiring complementary technologies from other companies and institutions. The Company expects to initially focus its development efforts on vaccines for prostate and colorectal cancer.

     Anti-cytokine therapy. The Company is developing two new monoclonal antibody product candidates designed to attack the cytokines Anti-Interleukin-6 ("IL-6") and Anti-Interleukin-12 ("IL-12"), potent proteins that regulate the inflammatory process in the immune system. The clinical interest in anti-cytokine therapy grew from the Company's successful clinical experience with the anti-cytokine agent REMICADE. Like TNF-(alpha), both IL-6 and IL-12, are implicated in a host of autoimmune inflammatory and bone-related diseases, including (but not limited to) ulcerative colitis, asthma, psoriasis, bone re-absorption due to osteoporosis, and rheumatoid arthritis. Over the next year, Centocor researchers will explore possible therapeutic targets for these two new monoclonal antibodies with clinical trials currently expected to begin in 2000.

   Diagnostic Products

     Sales of the Company's diagnostic products were approximately $24,037,000 and $31,777,000 for the years ended December 31, 1998 and 1997, respectively.

     In November 1998, the Company sold the oncology diagnostic business to Fujirebio, Inc. for approximately $36,500,000 in cash. Under the terms of the sale, Fujirebio has purchased Centocor's in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of tumor-associated antigens.

MARKETING AND SALES

     The Company maintains separate arrangements with major pharmaceutical companies for the marketing, promotion and distribution of products. The Company markets and distributes both REMICADE and RETAVASE in the United States through its own direct sales force and co-promotes ReoPro in the United States. The Company is highly dependent upon the ability of its marketing partners to develop and expand markets for the Company's products.

     ReoPro is co-promoted in the United States by Centocor and Lilly. Lilly is the exclusive international distributor of ReoPro except in Japan, where the product, if approved, will be exclusively distributed by Fujisawa. The Company sells ReoPro to Lilly for Lilly's further sale to the end market. The Company is principally responsible for developing and manufacturing ReoPro and for securing regulatory approvals. Lilly is principally responsible for the marketing, selling and distribution of ReoPro, except in Japan.

     Pursuant to the Company's agreement with Fujisawa, Fujisawa became the exclusive distributor of ReoPro in Japan. Following approval of ReoPro for sale in Japan, if obtained, the Company will sell ReoPro to Fujisawa for Fujisawa's further sale to the end market in Japan. Fujisawa and Centocor are co-developing ReoPro in Japan and will seek jointly to secure regulatory approvals.

     In April 1998, Centocor entered into an agreement with Schering-Plough giving Schering-Plough exclusive worldwide marketing rights to REMICADE, excluding the United States, Japan and portions of the Far East. If approved, the Company will sell REMICADE to Schering-Plough for Schering-Plough's further sale to the end market.

     Under terms of the agreement Centocor received a $20,000,000 non-refundable payment and could receive additional payments of up to $30,000,000 upon the achievement of certain milestones. Centocor retains U.S. marketing rights for REMICADE for all indications, but reserves the right to co-promote with Schering-Plough. Centocor previously granted distribution rights to REMICADE in Japan and portions of the Far East to Tanabe.

     In December 1996, Boehringer Mannheim Corporation and DuPont Pharmaceuticals Company ("DuPont"), formerly the DuPont Merck Pharmaceutical Company, entered into an agreement, pursuant to which Boehringer Mannheim granted DuPont the right to co-promote RETAVASE in the United States. That agreement was assigned to Centocor in connection with its acquisition of the RETAVASE Assets in early 1998. In December 1998, the Company reached an agreement with DuPont Pharmaceuticals to end the co-promotion of RETAVASE, giving the Company exclusive rights to market RETAVASE in the United States beginning January 1, 1999.

     In September 1998, Centocor entered into an agreement with Biovail Corporation International, making Biovail the exclusive distributor of RETAVASE in Canada in exchange for an up-front payment of $4,000,000 and additional payments on future sales, which will be recognized as income over the life of the agreement.

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

     During 1998, 1997 and 1996, approximately 65%, 81% and 67%, respectively, of the Company's total product sales were to one customer, Lilly.

     Certain financial information by geographic area as well as major customer information is set forth in Part II, Item 8. "Financial Statements and Supplementary Data", Note 12--Geographic and Customer Information.

     The Company has no significant product backlog.

RESEARCH AND DEVELOPMENT

     Centocor's research and development activities focus primarily on monoclonal antibody technology and proprietary techniques to modify monoclonal antibodies in search of optimal therapeutic agents. Centocor believes that there is significant potential for using monoclonal antibodies to develop human health care products. While the specificity of monoclonal antibodies makes them attractive candidates for therapeutic product development, antibody-based products generally must be administered by injection. The Company's ability to select effective hybridomas and to produce antibodies from them is central to its business. An understanding of the structure and function of antibodies is necessary to modify them for incorporation into therapeutic products. The Company has developed techniques for characterizing an antibody with respect to its structure, specificity and binding ability, which are used in an effort to select the best antibody for a particular application.

     The Company carries out research efforts in the use of recombinant DNA techniques to manipulate the genetic structure of antibody-producing cells. These efforts are intended to create re-engineered antibodies that combine the desired properties of more than one antibody, or the desired properties of antibodies and other system-regulating biochemicals such as enzymes.

     The Company has also expanded its research platform to include the field of DNA-based products for therapeutic applications.

     For the three years ended December 31, 1998, 1997 and 1996, the Company's research and development expenses were $66,921,000, $68,623,000 and $56,787,000, respectively, consisting principally of clinical trial activities.

PATENTS AND LICENSING ARRANGEMENTS

     Products currently being marketed, developed or considered for development by the Company are in the area of biotechnology, an area in which there are extensive patent filings. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology. In addition, there can be no assurance that products covered by such patents, or any other products developed by the Company or subject to licenses acquired by the Company, will not be covered by third-party patents, in which case continued development and marketing of such products would require a license under such patents. There can be no assurance that such required licenses will be available to the Company or its licensees on acceptable terms.

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

GOVERNMENTAL REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of the Company's products and in ongoing research and product development activities. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. The Company believes it is currently in compliance with such statutes and regulations. Any failure by the Company to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the Company and the Company's marketing partners' ability to market the Company's products.

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

     The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on the Company. In addition, in both the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any of the therapeutic products the Company has brought to market or any therapeutic product candidates the Company may bring to market in the future will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive and profitable basis.

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

     Several established pharmaceutical companies have internal research and development groups, and alliances with other biotechnology companies, and are seeking to develop monoclonal antibody-based, genetic vaccine-based, peptide-based products and other biological products. In addition, a number of companies have recently entered the biological products field, some through acquisition or merger, and more may be expected to do so in the future. As a result, Centocor anticipates that new biological products will be developed by others.

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

ITEM 2.   PROPERTIES

     The Company owns four buildings in Malvern, Pennsylvania, and leases two other buildings at this location. These buildings contain Centocor's corporate offices, research and development laboratories, marketing offices, and certain manufacturing facilities. One-half of one of the leased buildings is used to manufacture diagnostic products. The remaining space is dedicated to Centocor's pharmaceutical activities.

     The Company owns a biopharmaceutical manufacturing facility in Leiden, The Netherlands, for the production of monoclonal antibody-based products using a proprietary cell-culture system. This facility has been inspected and approved by the FDA and the equivalent European regulatory agencies. The Company also leases research and development laboratories and office space at this location.

     Each of the Company's lease agreements with respect to its leased facilities is a triple net lease with a remaining term of at least five years, under which the Company is responsible for all operating expenses of the facility.

     The Company expects its total investment in property, plant and equipment in 1999 to be approximately $100,000,000 to support its manufacturing capacity expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility in Malvern to support ReoPro and REMICADE production requirements.

ITEM 3.   LEGAL PROCEEDINGS

     The information set forth in Part II, Item 8., "Financial Statements and Supplementary Data" Note 3-- Commitments and Contingencies, is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                                                                   HIGH             LOW
                                                                                                   ----             ---
         Year ended December 31, 1997
              First Quarter...................................................................     41 1/4           27 1/2
              Second Quarter..................................................................     38 1/4           23 3/8
              Third Quarter...................................................................     51 1/4           29 3/4
              Fourth Quarter..................................................................     53 3/4           27 1/4

         Year ended December 31, 1998
              First Quarter...................................................................     47               28 11/16
              Second Quarter..................................................................     46 3/8           34 1/4
              Third Quarter...................................................................     43 5/8           31 1/4
              Fourth Quarter..................................................................     52 11/16         34 1/8

     On February 15, 1999, there were approximately 2,985 holders of record of the Common Stock.

     The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                           1994         1995         1996       1997        1998
                                                           ----         ----         ----       ----        ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
    Sales............................................   $  39,984     $ 65,001    $ 132,130    $196,354   $ 316,711
    Contracts:
        Related parties..............................       1,652           --           --          --          --
        Other........................................      25,590       13,915        3,355       4,430      21,429
                                                        ---------    ---------    ---------    --------   ---------
    Total revenues...................................      67,226       78,916      135,485     200,784     338,140
Costs and expenses(1)................................     173,290      126,219      150,815     187,498     440,338
Other income (expenses)(2)...........................     (20,594)      (9,829)       1,862      (2,156)     16,104
                                                        ---------    ---------    ---------    --------   ---------
Income (loss) before net income tax
   benefit and extraordinary item....................   $(126,658)   $ (57,132)   $ (13,468)   $ 11,130   $ (86,094)
Net gain on extinguishment of debt...................          --           --          705          --          --
                                                        ---------    ---------    ---------    --------   ---------
Income (loss) before net income tax benefit..........   $(126,658)   $ (57,132)   $ (12,763)   $ 11,130   $ (86,094)
Net income tax benefit (3)...........................          --           --           --          --    (278,381)
                                                        ---------    ---------    ---------    --------   ---------
Net income (loss)....................................   $(126,658)   $ (57,132)   $ (12,763)   $ 11,130   $ 192,287
                                                        =========    =========    =========    ========   =========

Basic earnings (loss) per share......................   $   (2.55)   $   (0.98)   $   (0.19)   $   0.16   $    2.73
                                                        =========    =========    =========    ========   =========
Diluted earnings (loss) per share (4)................   $   (2.55)   $   (0.98)   $   (0.19)   $   0.16   $    2.59
                                                        =========    =========    =========    ========   =========

Weighted average number of shares outstanding........      49,597       58,207       66,475      69,809      70,437
Weighted average common and dilutive equivalent
   shares outstanding (4)............................      49,597       58,207       66,475      71,770      81,435

                                                           1994        1995         1996         1997       1998
                                                           ----        ----         ----         ----       ----
CONSOLIDATED BALANCE SHEET DATA:
Cash and investments (5).............................   $ 184,507     $137,206    $ 185,817    $206,630    $226,602
Total assets.........................................     305,915      260,284      341,121     405,104   1,082,089
Long-term debt.......................................     231,640      231,640       54,765      54,765     460,000
Shareholders' equity (deficit).......................       5,278      (29,396)     235,910     257,835     486,219

    No dividends have been declared or paid during any of the periods presented.

_____________
(1) Costs and expenses include the following: (a) charges for acquired research and development of $134,495 and $36,966 in 1998 and 1994, respectively (b) restructuring charges of $5,967 and $1,642 in 1998 and 1995 respectively,
     (c) a royalty buyout of $17,098 in 1994, (d) a write-down of facilities and equipment of $7,870 in 1994, and (e) one time transitional expenses of $4,943 in 1998 related to the acquisition of RETAVASE.
(2) Other income (expenses) include: (a) a charge of $4,565 in 1997 relating to the loss on the sale of a facility and related business (b) charges of $4,730, $3,750 and $1,275 in 1998, 1995 and 1994, respectively, related to the settlement of certain litigation (c) gain on sale of diagnostics related assets of $18,620 in 1998 and (d) gain on sale of investment of $6,931 in 1998.
(3) Includes an income tax benefit of $282,317 related to the reduction of the valuation allowance on the Company's deferred tax assets in accordance with the provisions of Financial Accounting Standards Board Statement 109 "Accounting for Income Taxes". See Note 17 in Part II, Item 8, "Financial Statements and Supplementary Data".
(4) For diluted earnings per share calculations in 1998, net income is adjusted by interest expense (net of tax) on the Company's 4 3/4% Convertible Debentures of $18,250. The Company would not have interest expense on the 4 3/4% Convertible Debentures had they converted into 9,338 additional shares of the Company's common stock at the beginning of the period.
(5) Cash and investments at December 31, 1998 include equity investments classified as available for sale of $6,332, $5,840 of investments at a lending bank held as collateral for certain debt outstanding at December 31, 1998 and $20,000 of the RETAVASE purchase price which has been placed in escrow and is recoverable by Centocor upon completion of certain milestones. Cash and investments at December 31, 1997 include equity investments classified as available for sale of $11,957, and $7,260 of investments maintained at certain banks as collateral for certain debt outstanding at December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   General

     The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial operating losses. The Company's financial results progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and profitability in full year 1997. The Company's sales of therapeutic and diagnostic products in 1998 provided sufficient revenues to cover operating expenses and provide net income for the year, excluding the impact of certain one-time events. Significant one-time events for the year ended December 31, 1998 include certain non-recurring contract revenue, special charges, gain on sale of diagnostic related assets, gain on sale of investment and an income tax benefit. The significant one-time event for the year ended December 31, 1997 was the loss on the sale of a facility and related business. Excluding such significant, one-time events, the Company's diluted earnings per share would have been $.24 in 1998 versus $.22 per share in 1997.

     On March 13, 1998, the Company completed the acquisition of the U.S. and Canadian product rights for RETAVASE(R) (reteplase), a leading acute-care cardiovascular drug, from Roche Healthcare for $335,000,000 in cash. The Company financed the acquisition through the issuance, in February 1998, of $460,000,000 principal amount of its 4 3/4% Convertible Subordinated Debentures due February 15, 2005 (the "4 3/4% Debentures").

     RETAVASE is a recombinant biologic cardiology care product administered for the treatment of acute myocardial infarction (heart attack) to improve blood flow to the heart. It is among the class of fibrinolytic drugs known as "clot busters." RETAVASE received marketing authorization from the U.S. Food and Drug Administration ("FDA") in October 1996 and was launched in January 1997.

     In April 1998, Centocor entered into an agreement with Schering-Plough Ltd., giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East, to REMICADE, formerly known as Avakine(TM) (infliximab). REMICADE is a novel monoclonal antibody approved in the United States for the treatment of certain Crohn's disease patients and in development for the treatment of rheumatoid arthritis.

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

     In August 1998, the FDA approved REMICADE for the treatment of moderately-to-severely active Crohn's disease for the reduction of the signs and symptoms, in patients who have an inadequate response to conventional therapy. It is also indicated as a treatment for patients with fistulizing Crohn's disease for reduction in the number of enterocutaneous fistula(s). Shipments to wholesalers began in September 1998. In March 1998, the Company submitted a Marketing Authorization Application to the European Medicines Evaluation Agency for the same indications.

     In November 1998, the Company sold its oncology diagnostic business to Fujirebio, Inc. for approximately $36,500,000 in cash. Under the terms of the sale, Fujirebio has purchased Centocor's in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of tumor-associated antigens.

     The Company has two other therapeutic products approved for sale and several product candidates in various stages of development. ReoPro (infliximab) is co-promoted in the United States by Centocor and Eli Lilly and

Company ("Lilly"). Lilly distributes the product worldwide, except in Japan, where Fujisawa Pharmaceutical Company, Ltd. ("Fujisawa") will distribute it if approved. ReoPro is a therapeutic product approved for the reduction of acute ischemic cardiac complications in patients undergoing percutaneous coronary intervention ("PCI") such as angioplasty procedures, and for those patients with unstable angina who are refactory to conventional therapy for whom PCI is planned within twenty-four hours. PANOREX(R) (edrecolomab) is marketed by Glaxo Wellcome plc ("Glaxo Wellcome") and sold in Germany as an adjuvant therapy in the treatment of post-operative colorectal cancer.

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

     Centocor has approximately $360,000,000 of gross deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. In the fourth quarter of 1998, the Company concluded that it is more likely than not that it will realize a portion of the benefit of such tax assets. Accordingly, the Company has reduced the valuation allowance against the asset and recorded a tax benefit of $282,000,000 in December 1998. Due to the recognition of the Company's tax benefit in 1998, the Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

     The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets impacted reported earnings per share due to the benefit recorded to the statement of operations from the reduction in the Company's valuation allowance.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

   Year ended December 31, 1998 compared to year ended December 31, 1997

     The increase in sales for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is principally due to RETAVASE and REMICADE sales in 1998 which did not exist in 1997, as well as an increase in sales of ReoPro.

     For the year ended December 31, 1998, ReoPro sales to Lilly were $205,590,000 and Lilly's announced sales to end-users were $365,000,000. For the year ended December 31, 1997, ReoPro sales to Lilly were $158,373,000 and Lilly's announced sales to end-users were $254,400,000. The Company's sales of RETAVASE, which commenced on March 16, 1998, were $55,366,000 for the period beginning March 16, 1998 through December 31, 1998. The Company's sales of REMICADE, which commenced in September 1998, were $27,524,000 for the period beginning September 1998 through December 31, 1998. The Company did not have any commercial sales of RETAVASE or REMICADE in 1997. For the year ended December 31, 1998, the Company's sales of PANOREX to Glaxo Wellcome were $4,035,000 and Glaxo Wellcome reported to the Company that sales to end-users were approximately $5,962,000. For the year ended December 31, 1997, the Company's sales of PANOREX to Glaxo Wellcome were $5,264,000 and Glaxo Wellcome reported to the Company that sales to end-users were approximately $5,653,000.

     The level of the Company's sales of ReoPro to Lilly and of PANOREX to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end-user sales to increase in 1999 as market acceptance continues to grow. Therefore, the Company expects its sales of ReoPro to Lilly to increase in 1999 over 1998 levels. RETAVASE and REMICADE sales are also expected to grow in 1999 as RETAVASE and REMICADE grow in market acceptance and are sold by the Company for the entire year. PANOREX sales to Glaxo Wellcome in 1999 are not expected to have a significant impact on the Company's financial results.

     Diagnostic product sales for the year ended December 31, 1998 were $24,037,000 as compared to $31,777,000 for the year ended December 31, 1997. In November 1998, the Company sold the oncology diagnostic business to Fujirebio Inc. for approximately $36,500,000 in cash. Under the terms of the sale, Fujirebio has purchased Centocor's in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of tumor-associated antigens.

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

     Cost of sales increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due primarily to RETAVASE and REMICADE sales in 1998, as well as increased sales of ReoPro to Lilly. The Company is required to make certain royalty payments, based on sales of products. The Company expects an increase in cost of sales in 1999, the extent of which will depend primarily on the amount and mix of products sold. The Company's gross margin on sales for the year ended December 31, 1998 was approximately 65% as compared to approximately 60% for the year ended December 31, 1997 due to a combination of achieving certain manufacturing efficiencies and product mix in 1998. Gross margin percentage in 1999 is expected to improve over 1998 as production activities increase and further process efficiencies are realized. Factors that can influence gross margin include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

     Research and development expenses for the year ended December 31, 1998 decreased as compared to the year ended December 31, 1997 due principally to REMICADE, ReoPro and RETAVASE clinical activities, the costs of which are partially being shared with Schering-Plough, Lilly and Biovail, respectively. The level of the Company's total research and development expenses in future periods will be primarily dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1999 as compared to 1998 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, unstable angina and in stroke. In addition, clinical trial activities for REMICADE, primarily phase III trials for the Crohn's disease and severe rheumatoid arthritis indications are expected to continue throughout 1999.

     Marketing, general and administrative expenses for the year ended December 31, 1998 increased as compared to the year ended December 31, 1997 due principally to the integration of the Company's RETAVASE and REMICADE sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro, RETAVASE and REMICADE market development efforts. Marketing, general and administrative expenses are expected to increase in 1999 as compared to 1998 due primarily to the Company's increased investment in the direct promotion and sale of RETAVASE and REMICADE.

     For the year ended December 31, 1998, the Company incurred one-time special charges of $145,405,000 consisting of a charge of $139,438,000 relating to the acquisition of RETAVASE and a charge of $5,967,000 relating to the restructuring of Centocor Diagnostics. These items are more fully described in Item 8. "Financial Statements and Supplementary Data", Note 15--Special Charges.

     Interest income increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to the increase in the level of the Company's investments primarily as a result of the proceeds for the 4 3/4% debenture offering completed in February 1998. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

     Interest expense increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to the issuance of the 4 3/4% Debentures. Interest expense in future periods will depend upon the level of debt outstanding.

     Other income (expenses) decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to the Company's recording its share of the 1997 losses of a Company in which Centocor has invested. Centocor does not expect the future share in the income or losses of this investee company to have a material impact on the Company.

     Centocor has approximately $360,000,000 of gross deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. In the fourth quarter of 1998, the Company concluded that it is more likely than not that it will realize a portion of the benefit of such tax assets. Accordingly, the Company has reduced the valuation allowance against the asset and recorded a tax benefit of $282,000,000 in December 1998. Due to the recognition of the Company's tax benefit in 1998, the Company expects that its effective tax rate in future periods will approximate the applicable statutory rates.

     The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. The recognition of these deferred tax assets impacted reported earnings per share due to the benefit recorded to the statement of operations from the reduction in the Company's valuation allowance. The Company did not record a provision for income tax for the year ended December 31, 1997. Although the Company reported net income in 1997 for book purposes, after accounting for temporary and permanent differences between reported net income and taxable income, Centocor did not achieve taxable income in 1997. Therefore, no tax provision was recorded in the financial statements.

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

     Marketing, general and administrative expenses for the year ended December 31, 1997 increased as compared to the year ended December 31, 1996 due principally to ReoPro and REMICADE market development efforts.

     Interest income decreased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due principally to a decrease in the interest rates obtained on the Company's cash and investment balances.

     Interest expense decreased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due principally to the conversion of the Company's 71/4% Convertible Notes due February 1, 2001 into the Company's Common Stock, the purchase of $70,235,000 of the Company's 63/4% Convertible Debentures and the repayment of mortgage loans in Europe.

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

QUARTERLY RESULTS

     The following table sets forth certain unaudited consolidated statement of operations data for the three years ended December 31, 1998 (in thousands except per share data):

                                                                                  QUARTER ENDED
                                                                   ----------------------------------------------
                                                                    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                                      1996        1996         1996         1996
                                                                   ---------    --------     --------     ---------
Total revenues.................................................    $  21,882    $ 30,586     $ 39,179     $  43,838
Cost and expenses:
     Cost of sales.............................................       10,554      14,554       17,652        18,334
     Research and development..................................       12,548      13,296       15,174        15,769
     Marketing, general and administrative.....................        7,403       7,882        8,537         9,112
                                                                   ---------    --------     --------     ---------
Total costs and expenses.......................................       30,505      35,732       41,363        43,215
Net gain on extinguishment of debt.............................          --          705          --            --
Other income (expenses)........................................       (1,075)        118          549         2,270
                                                                   ---------    --------     --------     ---------
Net income (loss)..............................................    $  (9,698)   $ (4,323)    $ (1,635)    $   2,893
                                                                   =========    ========     ========     =========

                                                                    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                                     1997         1997         1997        1997
                                                                   ---------    --------     --------     ---------
Total revenues.................................................    $  45,036    $ 53,643     $ 51,401     $  50,704
Cost and expenses:
     Cost of sales.............................................       17,806      22,183       18,307        19,662
     Research and development..................................       14,337      17,292       18,821        18,173
     Marketing, general and administrative.....................        9,796       9,588       10,310        11,223
                                                                   ---------    --------     --------     ---------
Total costs and expenses.......................................       41,939      49,063       47,438        49,058
Other income (expenses)........................................          244      (3,840)         678           762
Income tax provision...........................................           70          20          200          (290)
                                                                   ---------    --------     --------     ---------
Net income.....................................................    $   3,271    $    720     $  4,441     $   2,698
                                                                   =========    ========     ========     =========

                                                                      MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                                       1998        1998        1998          1998
                                                                   ---------    --------     --------     ---------
Total revenues.................................................    $  56,865    $ 90,882     $ 87,669     $ 102,724
Cost and expenses:
     Cost of sales.............................................       20,760      24,422       32,220        30,853
     Research and development..................................       19,913      16,048       12,728        18,232
     Marketing, general and administrative.....................       15,867      26,108       36,123        41,659
     Special charges...........................................      145,405          --           --            --
                                                                   ---------    --------     --------     ---------
Total costs and expenses.......................................      201,945      66,578       81,071        90,744
Other income (expenses)........................................        4,923      (3,574)      (2,846)       17,601
Income tax provision (benefit).................................          150       1,450          265      (280,246)
                                                                   ---------    --------     --------     ---------
Net income (loss)..............................................    $(140,307)   $ 19,280     $  3,487     $ 309,827
                                                                   =========    ========     ========     =========

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

PER SHARE CALCULATIONS

     At December 31, 1998, approximately 4,730,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. The approximately 9,338,000 shares issuable upon conversion of the 4 3/4% Debentures are assumed to have converted and are included in the calculation of diluted per share data, but would not be included in the calculation of diluted per share data if their effect is antidilutive in future periods.

     In March 1996, the Company completed a public offering of 4,025,000 shares. In April 1996, the Company issued 3,450,000 shares as a result of the conversion of the Company's 7 1/4% Convertible Notes. In July 1996, the Company issued 920,716 shares in connection with its agreements with Lilly. These shares have been included in the per share calculations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, since inception, has incurred significant operating expenses attempting to develop therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities and, more recently, by therapeutic product sales. The Company's financial results have progressively improved throughout 1996 culminating with the Company achieving profitability in the fourth quarter of 1996 and for the full year 1997 and 1998.

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

     At December 31, 1998, the Company had cash, cash equivalents and investments of $226,602,000, including equity investments of $6,332,000. For the year ended December 31, 1998, the Company had net cash outflows from operations of $7,517,000. The Company's total cash flows for the year ended December 31, 1998 included the receipt of $448,500,000 representing the net proceeds from the 4 3/4% Debentures, $25,000,000 related to the Company's agreement with Schering-Plough, $7,701,000 representing the proceeds from the sale of an equity investment in ChromaVision Medical Systems, Inc., $4,000,000 from the Company's agreement with Biovail, $36,500,000 from the sale of the Company's diagnostics related assets and $5,091,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. At December 31, 1998 the Company had a note payable of $6,383,000 which is secured by investments at the lending bank of $5,840,000, and $20,000,000 of its cash is held in escrow and is restricted based upon the successful completion of certain milestones in the transfer of the manufacturing of RETAVASE from Boehringer Mannheim to Centocor. The Company's total cash, cash equivalents and investments increased by $19,972,000 from December 31, 1997, principally as a result of the issuance of the 4 3/4% Debentures, partially offset by an outflow of $337,039,000 from the acquisition of RETAVASE and related costs as well as capital expenditures relating to the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and REMICADE production requirements, and costs related to the integration of the Centocor RETAVASE and

REMICADE sales force and related infrastructure into the organization. At December 31, 1997, the Company has a note payable of $5,940,000 which is secured by investments at the lending bank of $7,260,000. In the first quarter of 1996, the Company completed a public equity offering of 4,025,000 shares of common stock. The net proceeds to the Company from the offering were $125,916,000. Upon completion of the offering, the Company initiated redemption of the remaining
7 1/4% Convertible Notes due February 2001 most of which were converted into common stock in the second quarter of 1996. Also in the second quarter of 1996, the Company purchased $70,235,000 of the 6 3/4% Convertible Debentures. In the third quarter of 1996, the Company received $15,000,000 in connection with its agreements with Fujisawa. Additionally, in the fourth quarter 1996, the Company repaid both its mortgage debt and long-term note related to its Leiden facility in the amount of $15,141,000. At December 31, 1997, $54,765,000 of the 6 3/4%
Convertible Debentures remained outstanding and were subsequently redeemed in 1998. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 1999.

     Accounts receivable at December 31, 1998 increased as compared to December 31, 1997 due to increased sales of ReoPro to Lilly, sales of RETAVASE commencing in March 1998 and sales of REMICADE commencing in September of 1998.

     Inventory at December 31, 1998 increased as compared to December 31, 1997 due primarily to increased ReoPro and REMICADE production activities as well as the addition of RETAVASE inventory in 1998.

     Gross property, plant and equipment at December 31, 1998 increased compared to December 31, 1997, principally due to the investment of $84,996,000 for the purchase of property and equipment partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies and the sale of the Company's diagnostics related assets in the fourth quarter of 1998. The Company expects its total investments in property, plant and equipment in 1999 to increase by approximately $100,000,000 for the completion of manufacturing capacity expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility in Malvern to support ReoPro and REMICADE production requirements.

     Long-term investments at December 31, 1998 increased as compared to December 31, 1997 principally due to $15,000,000 of the amount placed in escrow as part of the Company's agreement with Roche Healthcare, partially offset by the sale of an equity investment in ChromaVision Medical Systems, Inc., classified as available for sale. In 1996 the Company acquired the investment, ChromaVision Medical Systems Inc., as compensation for its prior research and commercialization efforts and the exchange of a commercialization license. The Company's historical basis in this investment was $770,000 and was valued at $8,665,000 at December 31,1997. The investment in ChromaVision Medical Systems, Inc. was sold in 1998 resulting in a realized gain of approximately $6,931,000. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity.

     At December 31, 1998, the Company has a net deferred tax asset as a result of the reduction of the previously established 100% valuation allowance against such asset in the fourth quarter of 1998. The net deferred tax asset at December 31, 1998 consists primarily of the future tax benefit from net operating loss carryforwards. The Company has concluded, based upon available evidence, that it is more likely than not that it will realize the benefit of such tax assets.

     Intangible and other assets at December 31, 1998 increased as compared to December 31, 1997 resulting primarily from the acquisition of the U.S. and Canadian product rights for RETAVASE in March of 1998. The intangibles acquired represent patents, goodwill, trade name, acquired regulatory licenses and customer base related to RETAVASE.

LEGAL PROCEEDINGS

     The Company is subject to certain litigation, as more fully described under
Item 8, "Financial Statements and Supplemental Data" Note 3 -- Commitments and Contingencies. "Legal Proceedings." While it is not possible to predict with certainty the eventual outcome of these matters, the Company believes that such legal proceedings will not have a material adverse effect on the Company.

ROYALTIES

     The Company is required to make certain future payments to the former limited partners of Centocor Cardiovascular Imaging Partners ("CCIP") and CPII based on sales of products developed by each of the respective partnerships. Pursuant to the exercise by the Company of its option to acquire the limited partnership interests in CPIII in January 1997, the Company is required to make future payments to the former limited partners of CPIII based on future sales of ReoPro.

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

PRODUCT LIABILITY AND PRODUCT RECALL

     The testing and marketing of medical products entails an inherent risk of product liability. There is also a risk that circumstances might develop requiring a product recall. The Company maintains limited product liability insurance coverage and does not maintain product recall or product tampering insurance coverage. Centocor's business may be materially adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.

FOREIGN CURRENCY

     Certain of the Company's sales are denominated in currencies other than the U.S. dollar. Additionally, the Company conducts operations in countries other than the United States, primarily its manufacturing facility in Leiden, The Netherlands. The Company's consolidated financial statements are denominated in U.S. dollars, and, accordingly, changes in the exchange rate between foreign currencies and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of reporting the Company's consolidated financial results. To date, exchange rate fluctuations have not had a material net effect on the Company's financial results. At December 31, 1998, the Company does not engage in any derivatives transactions as a hedge against foreign currency fluctuations.

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

     In a separate project to replace some of the Company's legacy systems, the Company is in the process of implementing a new Enterprise Resource Planning ("ERP") system, which is Y2K compliant, with a goal to complete the initial phase of the project by the second quarter of 1999. The completion of the initial phase of this project will result in replacing many of the Company's primary financial and manufacturing business applications and will simultaneously replace some of the Company's critical systems (i.e., systems which pose risks to revenues, manufacturing processes or individuals, property and the environment). Centocor's goal is to achieve full Y2K readiness by the end of the third quarter of 1999.

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

     High level risk assessments were completed for all functional areas. Inventory and assessments for Information Technology department-supported business systems and infrastructure as well as hardware, equipment and instrumentation are completed. Remediation or replacement is in process. Test plans and scripts are under development, with testing to occur as new equipment is acquired or old equipment is replaced. All testing is scheduled for completion by the end of the second quarter of 1999.

     The failure of the Company or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions in normal business work operations. The Company's potential risks include, but are not limited to, (i) the failure of security systems, heating systems or other operational systems and equipment of the Company's facilities and (ii) the inability to receive critical equipment and/or supplies from vendors. Each of these events could have a material adverse affect on the Company's business, results of operations and financial condition.

     The Company has contacted all of its critical suppliers and strategic business partners with regard to their Year 2000 readiness and remediation plans, and detailed evaluations of those plans, and their potential impact on the Company, are being developed. Most of those parties state that they intend to be Y2K compliant by 2000. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. Contingency plans with respect to critical suppliers and strategic business partners are being developed and are scheduled for completion by mid-1999. The Company is planning to have contingency plans completed for essential systems and equipment by June 30, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

     The total costs associated with Year 2000 compliance are not expected to be material to Centocor's financial position and are estimated at approximately $2,500,000, of which approximately $800,000 has been incurred through December 31, 1998.

     The foregoing estimated completion times and costs are management's best estimates and utilize numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the readiness of strategic partners and similar uncertainties. Further, given the complexity of the Year 2000 issues, the Company is currently unable at this time to determine whether Year 2000 failures will have a material impact on results of operation, liquidity or financial condition. The Project is intended to significantly reduce, but not eliminate, levels of uncertainty about Year 2000 compliance.

INFLATION

     The Company believes the effects of inflation generally do not have a material adverse impact on its operations or financial condition.

EURO CONVERSION

     On January 1, 1999, member countries of the European Monetary Union ("EMU") began a three-year transition from their national currencies to a new common currency, the "Euro". In the first phase, the permanent rates of exchange between the members' national currency and the Euro has been established and monetary, capital, foreign exchange and interbank markets will be converted to the Euro. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions. By January 2002, Euro currency will be issued and by July, 2002, the respective national currencies will be withdrawn. The Company has operations in Leiden, the Netherlands and accordingly, is establishing action plans that will address the Euro's impact on information systems, currency exchange rate risk, taxation, contracts and pricing. Based on its current assessments, management believes that the costs of the Euro conversion will not have a material impact on the operations, cash flows or financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The Company has exposure to changing interest rates, primarily in the United States. The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has material exposure to interest rate risk related to its investment portfolio. All of the Company's outstanding indebtedness has a fixed interest rate of 4 3/4% and matures in 2005, subject to prior redemption.

EXCHANGE RATE SENSITIVITY

     The Company conducts operations in countries other than the United States, primarily its manufacturing facility in Leiden, the Netherlands. The Company's consolidated financial statements are denominated in U.S. dollars, and accordingly, changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results. To date, exchange rate fluctuations have not had a material net effect on the Company's financial results. At December 31, 1998, the Company does not engage in any derivatives transactions as a hedge against foreign currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                        -------------------------
                                                                                          1998            1997
                                                                                        --------        --------
                                                                                              (IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Notes 5 and 9).....................................      $   67,332      $ 85,565
    Short-term investments (Notes 5 and 9)........................................         137,938       109,108
    Accounts and contracts receivable.............................................          90,780        26,459
    Inventory (Note 6)............................................................          45,259        27,777
    Prepaid expenses..............................................................           7,056         3,053
    Current deferred tax assets (Note 17).........................................           3,094           --
    Other current assets..........................................................           2,582         2,883
                                                                                        ----------      --------
                                                                                           354,041       254,845
PROPERTY, PLANT AND EQUIPMENT:
    Land..........................................................................           6,632         6,044
    Buildings.....................................................................          69,181        62,913
    Equipment, furniture, fixtures and improvements...............................         110,762        62,869
    Construction in progress......................................................          58,133        24,614
                                                                                        ----------      --------
                                                                                           244,708       156,440
    Less accumulated depreciation.................................................         (89,285)      (79,426)
                                                                                        ----------      --------
                                                                                           155,423        77,014

LONG-TERM INVESTMENTS (NOTE 5)....................................................          21,332        11,957

DEFERRED TAX ASSETS (NOTE 17).....................................................         309,094           --

INTANGIBLE AND OTHER ASSETS, NET (NOTE 7).........................................         242,199        61,288
                                                                                        ----------      --------

          Total assets............................................................      $1,082,089      $405,104
                                                                                        ==========      ========

         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)


                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                             1998         1997
                                                                                       -----------       ----------
                                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                               SHARE DATA)
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...............................................................      $   15,670       $   15,651
   Accrued expenses (Note 8)......................................................          89,084           54,203
   Unearned revenues..............................................................           4,457              --
   Notes payable (Note 9).........................................................           6,383            5,940
   Other current liabilities (Note 10)............................................          15,800           15,800
                                                                                        ----------       ----------
                                                                                           131,394           91,594

LONG-TERM DEBT (NOTE 9)...........................................................         460,000           54,765

OTHER LIABILITIES.................................................................           4,476              910


SHAREHOLDERS' EQUITY (NOTES 5 AND 11):
   Preferred Stock, $.01 par value, 10,000 shares authorized, none issued.........              --               --
   Common Stock, $.01 par value, 100,000 shares authorized and 70,756 and
     70,146 issued and outstanding at December 31, 1998 and 1997, respectively....             708              701
   Additional paid-in capital.....................................................       1,098,315        1,060,158
   Deficit........................................................................        (618,185)        (810,472)
   Accumulated other comprehensive income.........................................           5,381            7,448
                                                                                        ----------       ----------
                                                                                           486,219          257,835
                                                                                        ----------       ----------
          Total liabilities and shareholders' equity..............................      $1,082,089       $  405,104
                                                                                        ==========       ==========

         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1998       1997        1996
                                                                              ----------  ---------    ---------
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUES:
                  Sales...................................................    $  316,711  $ 196,354    $ 132,130
                  Contracts...............................................        21,429      4,430        3,355
                                                                              ----------  ---------    ---------
                                                                                 338,140    200,784      135,485
COSTS AND EXPENSES:
                  Cost of sales...........................................       108,255     77,958       61,094
                  Research and development................................        66,921     68,623       56,787
                  Marketing, general and administrative...................       119,757     40,917       32,934
                  Special charges (Note 15)...............................       145,405         --           --
                                                                                 -------  ---------    ---------
                                                                                 440,338    187,498      150,815
OTHER INCOME (EXPENSES):
                  Interest income.........................................        14,672      9,607       10,276
                  Interest expense........................................       (19,172)    (3,938)      (8,351)
                  Loss on sale of facility and related business (Note 16).            --     (4,565)          --
                  Litigation charges (Note 3).............................        (4,730)        --           --
                  Gain on sale of investment (Note 19)....................         6,931         --           --
                  Gain on sale of diagnostics related assets (Note 19)....        18,620         --           --
                  Other...................................................          (217)    (3,260)         (63)
                                                                                 -------  ---------    ----------
                                                                                  16,104     (2,156)       1,862
                                                                                 -------  ---------    ----------
INCOME (LOSS) BEFORE NET PROVISION (BENEFIT) FOR
INCOME TAXES AND EXTRAORDINARY ITEM.......................................    $  (86,094) $  11,130    $ (13,468)

NET PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 17)........................      (278,381)        --           --
                                                                               ---------  ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...................................    $  192,287  $  11,130    $ (13,468)

EXTRAORDINARY ITEM:
                  Net gain on extinguishment of debt (Note 9).............            --         --          705
                                                                              ----------  ---------   ----------

NET INCOME (LOSS).........................................................    $  192,287  $  11,130    $ (12,763)
                                                                              ==========  =========   ==========

BASIC EARNINGS (LOSS) PER SHARE:
                  Before extraordinary item...............................    $     2.73  $    0.16    $   (0.20)
                  Extraordinary item......................................    $       --  $      --    $    0.01
                                                                              ----------  ---------    ---------
                  Net income (loss) per share.............................    $     2.73  $    0.16    $   (0.19)
                                                                              ==========  =========    =========
DILUTED EARNINGS (LOSS) PER SHARE:
                  Before extraordinary item...............................    $     2.59  $    0.16    $   (0.20)
                  Extraordinary item......................................    $       --  $      --    $    0.01
                                                                              ----------  ---------    ---------
                  Net income (loss) per share.............................    $     2.59  $    0.16    $   (0.19)
                                                                              ==========  ==========   =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.............................        70,437     69,809       66,475
                                                                              ==========  =========    =========
WEIGHTED AVERAGE COMMON AND DILUTIVE EQUIVALENT SHARES
         OUTSTANDING......................................................        81,435     71,770       66,475
                                                                              ==========  =========    =========

         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                 1998          1997        1996
                                                                               ----------     -------    --------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
         Net income (loss)..................................................    $ 192,287     $11,130    $(12,763)
         Adjustments to reconcile net income (loss) to net cash from
                  (used for) operating activities:
                  Loss on sale of facility and related business.............           --       4,565          --
                  Net gain on extinguishment of debt........................           --          --        (705)
                  Special charges (Note 15).................................      145,405          --          --
                  Gain on sale of diagnostics related assets (Note 19)......      (18,620)         --          --
                  Income tax benefit (Note 17)..............................     (282,317)         --          --
                  Gain on sale of investment (Note 19)......................       (6,931)         --          --
                  Provisions for depreciation and amortization..............       39,405      14,617      14,004
                  Amortization of unearned revenues.........................       (6,336)       (100)        (83)
                  Other.....................................................           --       3,664         919
                  Changes in assets and liabilities:
                                    Accounts and contracts receivable.......      (65,184)     (1,136)    (16,044)
                                    Inventory...............................      (19,993)     (4,561)     (4,096)
                                    Prepaid expenses........................       (7,680)     (2,621)     (4,409)
                                    Other current assets....................          406         (80)       (622)
                                    Intangible and other assets.............      (17,171)    (19,345)       (127)
                                    Accounts payable........................         (108)        450       5,537
                                    Unearned revenues.......................       10,793          --          --
                                    Accrued expenses and other liabilities..       24,961      27,349       5,706
                                    Other long-term liabilities.............        3,566        (217)       (155)
                                                                                ---------     -------    --------
                  Net cash from (used for) operating activities.............       (7,517)     33,715     (12,838)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
         Purchases of investments...........................................     (286,689)    (97,649)   (115,577)
         Sales of investments...............................................      262,926     106,065     110,650
         Sale of facility and related business..............................           --       2,835          --
         RETAVASE acquisition and related costs.............................     (337,039)         --          --
         Sale of diagnostics related assets.................................       36,500          --          --
         Purchases of fixed assets..........................................      (84,996)    (23,570)     (4,674)
                                                                                ---------     -------    --------
                  Net cash used for investing activities....................     (409,298)    (12,319)     (9,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of Common Stock relating to public
                  offering..................................................           --          --     125,916
         Net proceeds from other issuances of Common Stock..................        5,091       8,996      20,791
         Net proceeds from issuance of long-term debt.......................      448,500          --          --
         Reduction of long-term debt........................................      (54,765)         --     (84,537)
                                                                                ---------     -------    --------
                  Net cash from financing activities........................      398,826       8,996      62,170
Effect of foreign currency translation......................................         (244)       (780)        220
                                                                                ---------     -------    --------
Net increase (decrease) in cash and cash equivalents........................      (18,233)     29,612      39,951
Beginning cash and cash equivalents.........................................       85,565      55,953      16,002
                                                                                ---------     -------    --------
Ending cash and cash equivalents............................................    $  67,332     $85,565    $ 55,953
                                                                                =========     =======    ========

         See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                                        ACCUMULATED
                                               COMMON STOCK                                                               OTHER
                                            -----------------------
                                            NUMBER OF                  ADDITIONAL PAID               COMPREHENSIVE    COMPREHENSIVE
                                             SHARES       PAR VALUE      IN CAPITAL       DEFICIT    INCOME (LOSS)    INCOME (LOSS)
                                            ---------     ---------    ---------------  ----------   ------------     -------------
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1995................   58,538     $    585     $   770,068      $ (808,839)  $         --     $       8,790
Issued upon exercise of options and
  warrants or as stock grants...............    1,596           16          18,015              --             --                --
Issued to employee benefit plan.............       71            1             379              --             --                --
Issued upon stock offering..................    4,025           40         125,916              --             --                --
Issued upon conversion of debt..............    3,831           38         106,302              --             --                --
Amendment to Sales and Distribution
  Agreement with Lilly......................      921            9          26,991              --             --                --
Vested  pursuant to restricted stock
  award  plan...............................       60            1             760              --             --                --
Warrants retired pursuant to Tocor II
  exchange offer (Note 13)..................      135            2           1,631              --             --                --
Net loss....................................       --           --              --         (12,763)       (12,763)               --
Translation adjustments.....................       --           --              --              --         (2,032)               --
                                                                                                     ------------
  Other comprehensive loss..................       --           --              --              --         (2,032)           (2,032)
                                                                                                     ------------
    Comprehensive loss......................       --           --              --              --   $    (14,795)               --
                                               ------     --------     -----------      ----------   ============     -------------
BALANCE AT DECEMBER 31, 1996................   69,177     $    692     $ 1,050,062      $ (821,602)            --     $       6,758
Issued upon exercise of options and
  warrants or as stock grants...............      876            9           8,989              --             --                --
Issued to employee benefit plan.............        9           --             320              --             --                --
Vested pursuant to restricted stock
award plan..................................       84           --             787              --             --                --
Net income..................................       --           --              --          11,130         11,130                --
Translation adjustments.....................       --           --              --              --         (4,862)               --
Carrying value adjustments..................       --           --              --              --          5,552                --
                                                                                                     ------------
  Other comprehensive income................       --           --              --              --            690               690
                                                                                                     ------------
    Comprehensive income....................       --           --              --              --   $     11,820                --
                                               ------     --------     -----------      ----------   ============     -------------
BALANCE AT DECEMBER 31, 1997................   70,146     $    701     $ 1,060,158      $ (810,472)            --     $       7,448
Issued upon exercise of options and
  warrants or as stock grants...............      529            5           5,091              --             --                --
Issued to employee benefit plan.............       24            1             875              --             --                --
Accumulated income tax benefit
  related to the exercise of options and
  stock grants..............................       --           --          29,871              --             --                --
Vested pursuant to restricted stock
  award plan................................       57            1           2,320              --             --                --
Net income..................................       --           --              --         192,287        192,287                --
Translation adjustments.....................       --           --              --              --          6,588                --
Carrying value adjustments..................       --           --              --              --           (761)               --
Reclassification adjustment.................       --           --              --              --         (7,894)               --
                                                                                                     ------------
  Other comprehensive loss..................       --           --              --              --         (2,067)           (2,067)
                                                                                                     ------------
    Comprehensive income....................       --           --              --              --   $    190,220                --
                                               ------     --------     -----------     -----------   ============     -------------
BALANCE AT DECEMBER 31, 1998................   70,756     $    708     $ 1,098,315     $  (618,185)                   $       5,381
                                               ======     ========     ===========     ===========                    =============

         See accompanying Notes to Consolidated Financial Statements.

                                CENTOCOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

DESCRIPTION OF BUSINESS

     Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company that creates, acquires and markets therapies that yield long term benefits for patients and the healthcare community. Its products, developed through monoclonal antibody and other technologies, help physicians deliver innovative treatments to improve human health and restore patients' quality of life.

     The Company has four therapeutic products approved for sale and several product candidates in various stages of development.

      ReoPro(R) (abciximab) is co-promoted in the United States by Centocor and Eli Lilly and Company ("Lilly"). Lilly distributes the product worldwide, except in Japan, where Fujisawa Pharmaceutical Company, Ltd. ("Fujisawa") will distribute it if approved. ReoPro is a therapeutic product approved for the reduction of acute ischemic cardiac complications in patients undergoing percutaneous coronary intervention ("PCI") such as angioplasty procedures, and for those patients with unstable angina who are refactory to conventional therapy for whom PCI is planned within twenty-four hours.

     REMICADE(TM) (infliximab) is marketed in the United States by Centocor. REMICADE was cleared for marketing by the Food and Drug Administration ("FDA") in August 1998 for the treatment of moderately to severely active Crohn's disease for the reduction of signs and symptoms in patients who have an inadequate response to conventional therapy. It is also indicated as a treatment for patients with fistulizing Crohn's disease for reduction in the number of draining enterocutaneous fistula(s). Centocor has retained exclusive marketing rights for REMICADE in the United States. Following approval from global regulatory agencies, if achieved, Tanabe Seiyaku Company, Ltd. ("Tanabe") will market the product in Japan and parts of the Far East, while Schering-Plough Ltd. ("Schering-Plough") will market REMICADE in all other countries throughout the world.

     RETAVASE(R) (reteplase) is marketed in the United States by Centocor. In March 1998, Centocor completed the acquisition of the United States and Canadian product rights for RETAVASE, a leading acute-care cardiovascular drug, from Roche Healthcare Ltd. ("Roche"). RETAVASE is a recombinant biologic cardiology care product administered for the treatment of acute myocardial infarction (heart attack) to improve blood flow to the heart. It is among the class of drugs known as "clot busters".

     PANOREX(R) (edrecolomab) is marketed by Glaxo Wellcome plc and sold in Germany as an adjuvant therapy in the treatment of post-operative colorectal cancer.

     The Company's strategy is to identify proprietary, high value-added product opportunities, and to commercialize those opportunities by focusing on clinical development, manufacturing, market development, marketing and sales. The Company seeks to license or otherwise acquire technology and product candidates from research institutions and other sources, in addition to conducting selected basic research. In an effort to reach the market in an expeditious manner, and establish itself as the market leader, the Company's clinical development and regulatory strategy for its therapeutic products under development is to pursue initial approval for a narrowly defined indication. The Company then seeks to expand the indications for which the products may be marketed by conducting additional clinical trials and providing health economic data in support of the product's utility.

     Consistent with its strategy, the Company maintains strategic alliances with major pharmaceutical companies for the development and marketing of certain of its products.

                                 CENTOCOR, INC.

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

   Inventory

     Inventory is stated at the lower of cost or market value using the first-in, first-out method. Inventories have various expiration dates. Reserves are provided for inventories which are likely to expire prior to sale or are likely to otherwise not be available for sale.

   Property, plant, equipment and depreciation

     Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

        Equipment, furniture and fixtures....................................................    3-5 years
        Land improvements....................................................................     10 years
        Leasehold improvements...............................................................     10 years
        Building and building improvements...................................................   31.5 years

     Leasehold improvements are amortized over the applicable lease period or their estimated useful lives, whichever is shorter. Maintenance and repairs are charged to expense, and major renewals and improvements are capitalized.

   Intangible and Other Assets

     Intangible and other assets are stated at cost, net of accumulated amortization. Amortization is provided using either the straight-line method or more applicable methods over the estimated useful lives of the assets, generally 3 to

                                 CENTOCOR, INC.

20 years. Intangible and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cash flows.

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

     Sales revenues are recognized at the time the goods are shipped or when title to the goods passes to the buyer. For certain bulk reagents of the Company's former Diagnostics business, sales revenues were recognized upon confirmation from the Company's customers that product has been shipped to the final end user.

   Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company has net operating loss carryforwards for tax purposes that begin to expire in 2005. Since realization of the tax benefit associated with these carryforwards is not assured, a partial valuation allowance was recorded against this tax benefit. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of these losses may be limited. The Company believes that any such limitation will not have a material impact on the utilization of these carryforwards.

   Comprehensive income

     In June 1997, the FASB issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("Statement 130"). This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this accounting standard in 1998 and restated prior period financial statements to conform with this standard. The adoption of this standard had no impact on the Company's earnings, financial condition or liquidity, but requires the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

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

                                 CENTOCOR, INC.

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

                                 CENTOCOR, INC.

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

     In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of PaineWebber Group Inc., caused suits to be filed against the Company by two research and development partnerships formed in the mid-1980s by PaineWebber and managed by it since then. The two PaineWebber partnerships (PaineWebber R&D Partners, L.P. and PaineWebber R&D Partners II, L.P.) were, respectively, investors in Centocor Partners II, L.P. ("CPII") and Centocor Partners III, L.P. ("CPIII"), research partnerships for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the limited partners' interests in CPII in February 1992 and that partnership was then dissolved. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and purchased the Class B limited partnership interest in CPIII in May 1997.

     The suit by PaineWebber R&D Partners, L.P., was filed in the Supreme Court of the State of New York, County of New York, and was brought as a class action on behalf of all former limited partners of CPII. The complaint charged that some portion of the $100,000,000 paid by Lilly to the Company in July 1992 constituted revenues to the Company for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company was obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. The Company moved to dismiss the New York suit on the ground that it was brought in an inconvenient forum and that motion was granted. The suit was then refiled in the Delaware Superior Court. A similar suit was filed by another former CPII partner, Jerome J. Petrisko, in the Court of Common Pleas of Chester County, Pennsylvania. Petrisko was subsequently allowed to intervene in the Delaware action and the Chester County action was dismissed. The PaineWebber and Petrisko actions were consolidated and the action was certified as a class action. In November 1997, the Company filed a motion for summary judgment as to certain claims asserted in plaintiffs' complaint. In February 1998, the Court granted the Company's motion with respect to certain claims by the plaintiffs but denied the Company's motion as to plaintiffs' claim for an 8% royalty on approximately $71,000,000. Thereafter, the parties entered into a settlement agreement, subject to approval by the Court under which the Company would make a payment to the class members of $1,300,000. As a result, the Company recorded a one-time charge to earnings in the second quarter of 1998 for $1,300,000. On September 11, 1998, the Court entered an Order approving the settlement of the case as fair, adequate and reasonable, and settlement checks were issued to the class out of the settlement fund on or about November 9, 1998 in accordance with the Order.

     The suit by PaineWebber R&D II, L.P. ("PWR&DII") was filed in the Court of Chancery of the State of Delaware. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acted as the general partner of CPIII, were named as defendants against whom relief is sought. The claim in this case was that at least $25,000,000 of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company was obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim sought an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) sought to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company,

                                 CENTOCOR, INC.

CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserted claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by the Company and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. As part of the settlement, the complaint was amended to restate the claims as class claims. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which had purchased CPIII limited partnership interests, objected to the settlement and were permitted to take discovery regarding the settlement. A hearing on the settlement was held on September 4, 1997. On March 15, 1999, the Court issued an opinion and order in which it approved the settlement as fair and reasonable. Once the Court has acted upon the expected application for attorneys' fees, the Court will enter an order and final judgement. The settlement will become effective if the Court's order and final judgement is affirmed (in the event of an appeal) or is no longer subject to appeal. If the order becomes final, all claims will be dismissed, including those of Abdo.

     On January 19, 1998, a class action captioned Surgener v. Centocor, Inc. and David P. Holveck was filed in the United States District Court for the Eastern District of Pennsylvania. Other similar suits were filed thereafter. The Court consolidated the actions and plaintiffs subsequently filed a consolidated class action complaint. The complaint in this action charges the Company and its chief executive officer with having violated the federal securities laws. Plaintiffs sought to represent a class of those who purchased the Company's stock between December 2, 1997, and December 16, 1997, inclusive, and allege that defendants made false and misleading statements in connection with earnings forecasts. Damages in an unspecified amount are sought. On June 25, 1998, defendants filed a motion to dismiss the complaint. On December 1, 1998, the Court denied defendants' motion. On December 22, 1998, defendants answered the complaint, denying all liability and raising various affirmative defenses. The court has certified the action as a class action on behalf of all persons who purchased the Company's securities between December 2, 1997 and December 16, 1997. Discovery has commenced. Pursuant to a pretrial order, all fact and expert discovery must be completed by September 1, 1999.
The Company believes this action is without merit and intends to defend it vigorously.

     Pursuant to the Asset Purchase Agreement between the Company and Roche Healthcare, entered into in connection with the Company's acquisition of the U.S. and Canadian product rights for RETAVASE, the Company assumed responsibility for certain RETAVASE patent litigation instituted by Genentech, Inc. against Boehringer Mannheim GmbH and Boehringer Mannheim Corporation in the United States and Germany. The Purchase Agreement provides that the cost of the RETAVASE patent litigation (in the United States and Germany) is to be shared equally by Roche Healthcare and the Company, and Roche is committed to assist the Company in the litigation by making available, at Roche's expense, witnesses and documents. If, as a result of (i) a binding determination (including a permanent, temporary or preliminary injunction for so long as such injunction is not stayed or vacated) in connection with the RETAVASE patent litigation (a "Binding Determination") or (ii) a settlement of the RETAVASE patent litigation (a "Settlement"), the Company is unable during the life of the relevant Genentech patents to engage in the manufacture or sale of RETAVASE in the United States and Canada, Roche Healthcare would be required to reimburse to the Company up to 100% of the purchase price under the Purchase Agreement (excluding any part of the $20,000,000 placed in escrow at the closing of the Purchase Agreement) depending upon the length of the period for which the Company's manufacturing and sale activities are prohibited. Furthermore, Roche Healthcare would be required under the Purchase Agreement to indemnify the Company for (i) any damages (including lost profits) and (ii) any reasonable royalty payments, for which the Company may become liable to Genentech as a result of a Binding Determination or a Settlement. Roche Healthcare's total purchase price reimbursement and

                                 CENTOCOR, INC.

indemnification obligations relating to the RETAVASE patent litigation are limited to an aggregate of 125% of the total purchase price under the Purchase Agreement, excluding any portion of the Escrow Amount previously returned to the Company. In the event the governance agreement between Roche Healthcare's parent and Genentech allows Roche Healthcare's parent to control Genentech or in the event the parent obtains 100% of the stock of Genentech, Roche Healthcare's parent will cause the patent litigation to be dismissed with prejudice and will cause Genentech not to institute any additional infringement litigation relating to RETAVASE.

     In a suit filed in the United States District Court for the District of Massachusetts, Genentech charges Boehringer Mannheim GmbH and Boehringer Mannheim Corporation with infringement of five patents. Genentech seeks judgment of infringement, an injunction, treble damages, and costs including attorney's fees. The defendants have denied infringement and raised various affirmative defenses and counterclaims. Defendants seek a declaration of invalidity, unenforceability and non-infringement, damages under the antitrust laws and a state statute and costs, including attorney's fees. The Court directed the parties to address initially three of the patents (United States Patents Nos. 4,342,832, 5,034,225 and 4,511,502), reserving two for later disposition (United States Patents Nos. 5,221,619 and 5,185,259). The Court has conducted a Markman hearing as to the first three patents to be considered in order to construe the claims of the patents. It subsequently issued an opinion which has limited the construction of the claims asserted by Genentech in certain instances, while not accepting all of defendants' arguments as to construction. Thereafter, the Court entertained argument on the motions by the defendants for summary judgment of noninfringement as to the same three patents, but has not yet issued an opinion. On March 27, 1998, the Company moved to intervene as a named defendant in the litigation pending in the District of Massachusetts. The Court thereafter joined the Company as a party. There can be no assurance that the defendants will prevail in obtaining a judgment of noninfringement as a result of the summary judgment proceedings. Moreover, there can be no assurance that the defendants will prevail in obtaining a judgment of noninfringement, invalidity, or unenforceability of the patents in any subsequent trial or appeal. An adverse determination in these proceedings could trigger the reimbursement or indemnification provisions set forth above and could have a material adverse effect on the Company's ability to sell RETAVASE.

     The patent litigation in Germany consists of a number of different proceedings: 1) an infringement suit by Genentech and its licensee against Boehringer Mannheim based on the European patent EP 0 093 619 and on patents EP 0 217 379 and EP 0 228 862; 2) a nullity suit by Boehringer Mannheim against the patent EP 0 093 619; 3) a nullity suit by Boehringer Mannheim against the patent EP 0 217 379; and 4) an appeal by Boehringer Mannheim from the decision of the European Patent Office arising from Boehringer Mannheim's opposition to the patent EP 0 228 862. The nullity suits and the opposition appeal challenge the validity of the patents in issue or seek construction of the claims in a manner which would exclude RETAVASE. The infringement suit based on the patent EP 0 093 619 was initially stayed pending the outcome of the corresponding nullity action. Following a hearing in the nullity action against the patent EP 0 093 619 on July 14, 1998, the court revoked the claims as originally stated, but allowed alternative claims, the definition of which and the reasons for which were subsequently set forth by the court. Boehringer Mannheim, Genentech and Genentech's European licensee have all filed notices of appeals. The court in the infringement action based on patents EP 0 217 379 and EP 0 228 862 has directed certain questions to an expert. No report has been received from the expert. At a hearing on July 28, 1998 in Boehringer Mannheim's nullity suit against the patent EP 0 217 379, the court directed that further evidence be submitted. No date has been set for a hearing on the appeal in the opposition proceedings with regard to patent EP 0 228 862. The infringement suit, based on patent EP 0 093 619, is now proceeding, following the decision in the related nullity action, with the appointment of an expert to render advice to the Court. If any of the German patent proceedings remain pending at the date when the Company is no longer dependent on Boehringer Mannheim for the supply of RETAVASE, the defense and risk of the remaining proceedings will revert to Boehringer Mannheim. An adverse determination in these proceedings prior to the time when the Company is no longer dependant on Boehringer Mannheim GmbH for the supply of RETAVASE could trigger the reimbursement or indemnification provisions set forth above and could have a material adverse effect on the Company's ability to sell RETAVASE.

                                 CENTOCOR, INC.

     On March 17, 1998, two additional patents were issued to Genentech, United States Patent Nos. 5,728,565 (the "565 Patent") and 5,728,566 (the "566
Patent"). The '565 and '566 Patents issued from the same original application as United States Patent No. 5,185,259, one of the patents at issue in the suit that Genentech brought in the District of Massachusetts. That same day, March 17, 1998, Genentech brought suit against the Company for infringement of the '565 and '566 Patents in the United States District Court for the Northern District of California. In that suit, as in Massachusetts, Genentech seeks judgment of infringement, an injunction, damages, and costs including attorney's fees. The Company answered the complaint, denying infringement of the '565 and '566 Patents and raising various affirmative defenses concerning invalidity of those patents. On July 17, 1998, the Company filed an amended answer and counterclaims against Genentech expanding the affirmative defenses and further alleging that the '565 and '566 Patents are invalid and unenforceable. The amended answer also asserts counterclaims against Genentech for declaratory judgments of noninfringement, invalidity and unenforceability of the '565 and '566 Patents and for monopolization and attempted monopolization under the federal antitrust laws and unfair competition under California law. Genentech filed motions to dismiss the antitrust and unfair competition claims and moved to strike certain of the Company's affirmative defenses of equitable estoppel and/or implied license, patent misuse, abandonment and laches. On November 9, 1998, the Court entered an order denying Genentech's motion to dismiss the antitrust and unfair competition counterclaims and granting Genentech's motion to strike with respect to two of the affirmative defenses (equitable estoppel/implied license and laches) while denying the remainder of the motion to strike. The parties have agreed that the antitrust and unfair competition claims will be separated for discovery and trial along with issues relating to damages. The Court has set a Markman hearing for April 30, 1999. A trial will not occur until fall 1999 at the earliest. An adverse determination in these proceedings could trigger the reimbursement or indemnification provisions set forth above and could have a material adverse affect on the Company's ability to sell RETAVASE.

     On February 9, 1999, another patent was issued to Genentech, United States Patent No. 5,869,314 (the "314 Patent"). The '314 Patent issued from the same original application as the `565 and `566 Patents. That same day, February 9, 1999, Genentech brought suit against the Company for infringement of the '314 Patent in the United States District Court for the Northern District of California. In that suit, as in its other suits in Massachusetts and California, Genentech seeks judgment of infringement, an injunction, damages, and costs including attorney's fees. The Company has not answered the complaint with respect to the suit for infringement of the `314 Patent. There can be no assurance that the Company will prevail in its defense of the suit concerning the '314 Patent or on any counterclaims that the Company might assert. An adverse determination in these proceedings could have a material adverse affect on the Company's ability to sell RETAVASE.

     Roche Healthcare has confirmed Centocor's understanding that the suits that Genentech has brought against the Company in the Northern District of California are covered by the indemnification and reimbursement provisions of the Purchase Agreement.

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

                                 CENTOCOR, INC.

require the Company to pay royalties to such institutions on the sales of any products that utilize the licensed technology. Further, the Company has licenses under certain patents, patent applications and technology and pays the licensors or their licensees royalties under such agreements.

     The Company has entered into indemnity agreements with the former limited partners of Centocor Cardiovascular Imaging Partners ("CCIP"), CPII and CPIII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products which are lost through the exercise by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

     All royalties are reflected in cost of sales as incurred. Royalty costs represent a significant percentage of sales.

   Product Liability and Product Recall

     The testing and marketing of medical products entails an inherent risk of product liability. There is also a risk that circumstances might develop requiring a product recall. The Company maintains limited product liability insurance coverage and does not maintain product recall or product tampering insurance coverage. Centocor's business may be materially adversely affected by a successful product liability claim in excess of any insurance coverage. There can be no assurance that product liability insurance coverage will continue to be available to Centocor in the future on reasonable terms or at all.

NOTE 4

COLLABORATIVE ARRANGEMENTS

   Relationship with Eli Lilly and Company

     In July 1992, Centocor and Lilly entered into a Sales and Distribution Agreement, later amended in June 1993. Under that Agreement, as amended, Centocor is principally responsible for developing and manufacturing ReoPro, and Lilly will assist Centocor in the regulatory filings and continued development of ReoPro for various clinical indications. Also, in the event Centocor cannot manufacture ReoPro or under certain other circumstances, such as material breach of the agreement by or the bankruptcy of Centocor, Lilly has the option to assume the manufacture of ReoPro and assure the continued supply of the product, even to the extent of acquiring Centocor's related manufacturing assets at their independently appraised values.

     In June 1996, the Company and Lilly amended the Sales and Distribution Agreement pursuant to which Lilly no longer has the right to buy ReoPro for resale in Japan; however, Lilly retains its exclusive right to buy and resell ReoPro in the rest of the world.

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

                                 CENTOCOR, INC.

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

   Relationship with The DuPont Pharmaceutical Company

     In December 1996, Boehringer Mannheim Corporation and DuPont Pharmaceuticals Company ("DuPont"), formerly the DuPont Merck Pharmaceutical Company, entered into an agreement, pursuant to which Boehringer Mannheim granted DuPont the right to co-promote RETAVASE in the United States. That agreement was assigned to Centocor in connection with its acquisition of the RETAVASE assets in early 1998. In December 1998, the Company reached an agreement with DuPont Pharmaceuticals to end the co-promotion of RETAVASE, giving the Company exclusive rights to market RETAVASE in the United States beginning January 1, 1999.

                                 CENTOCOR, INC.

   Relationship with Schering-Plough Ltd.

     In April, 1998, Centocor entered into an agreement with Schering-Plough Ltd. ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East to REMICADE(TM), formerly known as AvakineTM (infliximab). REMICADE is a novel monoclonal antibody in development for the treatment of Crohn's disease and rheumatoid arthritis.

     Under terms of the agreement, Centocor received a $20,000,000 non-refundable payment that was recognized as contract revenue in 1998 and could receive additional payments of up to $30,000,000 upon the achievement of certain milestones. In addition, Schering-Plough and the Company will divide profits related to REMICADE and have agreed to share certain internal and external development expenses related to the product. Centocor retains U.S. marketing rights for REMICADE for all indications, but reserves the right to co-promote with Schering-Plough. Centocor previously granted distribution rights to REMICADE in Japan and portions of the Far East to Tanabe Seiyaku Co., Ltd.

   Relationship with Biovail Corporation International

     On September 15, 1998, Centocor entered into an agreement with Biovail Corporation International, making Biovail the exclusive distributor of RETAVASE in Canada in exchange for an up-front, non-refundable payment of $4,000,000 and additional payments on future sales, which will be recognized as income over the life of the agreement.

                                 CENTOCOR, INC.

NOTE 5

CASH EQUIVALENTS AND INVESTMENTS

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. Securities that the Company does not intend to hold to maturity are classified either as "available for sale" or as "trading" and are carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of shareholders' equity. Unrealized gains and losses on specific securities classified as trading are reported as a separate component of other income (expenses).

     At December 31, 1998, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                                                         ADJUSTED        UNREALIZED          FAIR
                                                                                    --------------------
                                                                           COST      GAINS     (LOSSES)     VALUE
                                                                        ----------  --------  ----------  ----------
Trading securities:
  Securities and obligations of the U.S. Treasury and other
    U.S. government agencies..........................................    $ 35,920      $150       $(61)    $ 36,009
  Other short-term obligations........................................       9,957        27         (6)       9,978
  Corporate bonds and commercial paper................................      97,597        --         --       97,597
                                                                          --------      ----       ----     --------
                                                                          $143,474      $177       $(67)    $143,584
                                                                          ========      ====       ====     ========

                                                                        ADJUSTED         UNREALIZED          FAIR
                                                                                    --------------------
                                                                          COST       GAINS     (LOSSES)      VALUE
                                                                       -----------  --------  ----------  -----------
Investments available for sale:
  Equity securities..................................................      $ 7,093     $  --      $(761)      $ 6,332
                                                                           =======  ========  =========       =======

                                                                         CARRYING        UNREALIZED            FAIR
                                                                                    -------------------
                                                                           VALUE     GAINS    (LOSSES)         VALUE
                                                                         --------   --------  ---------       -------
Investments held to maturity:
  Securities and obligations of the U.S. Treasury and other U.S.
     government agencies.............................................      $68,272       $38      $  --       $68,310
  Certificates of deposit............................................        6,130        --         --         6,130
                                                                           -------  --------  ---------       -------
                                                                           $74,402       $38      $  --       $74,440
                                                                           =======  ========  =========       =======

 At December 31, 1998, these securities were classified as follows (in thousands):

    Cash equivalents......................................................................    $ 65,048
    Short-term investments................................................................     137,938
    Long-term investments.................................................................      21,332
                                                                                              --------
                                                                                              $224,318
                                                                                              ========

     The Company has agreed to maintain investments with fair values of $5,840,000 as of December 31, 1998 at a lending bank as collateral for loans from that bank. See Note 9--Debt.

     As part of the Company's agreements with Roche Healthcare, the Company has placed $20,000,000 in escrow, $15,000,000 of which is classified as a long-term investment. Centocor is entitled to recover all or a portion of the

                                 CENTOCOR, INC.

Escrow Amount upon the successful completion of certain milestones in the transfer of the manufacturing of RETAVASE from Boehringer Mannheim to Centocor.

     In February 1998, Centocor Diagnostics, Inc., a wholly owned subsidiary of Centocor, Inc. ("Centocor Diagnostics"), sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a realized gain of $6,931,000.

     At December 31, 1997, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                                                         ADJUSTED        UNREALIZED         FAIR
                                                                                    --------------------
                                                                           COST      GAINS     (LOSSES)     VALUE
                                                                        ----------  --------  ----------  ----------
Trading securities:
  Securities and obligations of the U.S. Treasury and other
    U.S. government agencies..........................................     $26,986      $ 98        $(1)     $27,083
  Other short-term obligations........................................       6,126        --         --        6,126
  Corporate bonds and commercial paper................................       4,035         3         (3)       4,035
                                                                           -------      ----        ---      -------
                                                                           $37,147      $101        $(4)     $37,244
                                                                           =======      ====        ===      =======

                                                                        ADJUSTED         UNREALIZED           FAIR
                                                                                    ---------------------
                                                                          COST        GAINS     (LOSSES)      VALUE
                                                                       -----------  ---------  ----------  -----------
Investments available for sale:
  Equity securities..................................................     $  4,063     $7,894       $ --      $ 11,957
                                                                          ========     ======  =========      ========

                                                                          ADJUSTED       UNREALIZED           FAIR
                                                                                    --------------------
Investments held to maturity:                                               COST      GAINS    (LOSSES)       VALUE
                                                                          --------  ---------  ---------     --------
  Securities and obligations of the U.S. Treasury and other U.S.
     government agencies.............................................     $108,048     $   13       $(45)     $108,016
  Certificates of deposit............................................        7,550         --         --         7,550
                                                                          --------     ------  ---------      --------
                                                                          $115,598     $   13       $(45)     $115,566
                                                                          ========     ======  =========      ========

 At December 31, 1997, these securities were classified as follows (in thousands):

    Cash equivalents......................................................................    $ 43,734
    Short-term investments................................................................     109,108
    Long-term investments.................................................................      11,957
                                                                                              --------
                                                                                              $164,799
                                                                                              ========

                                 CENTOCOR, INC.

NOTE 6

INVENTORY

     Inventory, net of reserves, consists of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                      ---------------------
                                                                                        1998        1997
                                                                                      ---------  ----------
  Raw materials.....................................................................    $ 5,801     $ 4,646
  Work in process...................................................................     20,908      12,850
  Finished goods....................................................................     18,550      10,281
                                                                                        -------     -------
                                                                                        $45,259     $27,777
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

NOTE 7

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following, net of accumulated amortization of $42,422,000 and $16,311,000 at December 31, 1998 and 1997,
respectively, (in thousands):

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                         1998        1997
                                                                                      ----------  ----------
  Acquired regulatory licenses......................................................    $ 82,248     $    --
  Goodwill..........................................................................      36,678          --
  Prepaid royalties related to CPIII................................................      26,802      29,398
  Deferred charges..................................................................      12,976      23,084
  Debt issuance costs...............................................................      11,345         598
  Other licenses....................................................................      18,017       5,339
  Other.............................................................................      54,133       2,869
                                                                                        --------     -------
                                                                                        $242,199     $61,288
                                                                                        ========     =======

     Intangible and other assets, consisting primarily of goodwill and acquired regulatory licenses primarily related to the acquisition of RETAVASE, are being amortized over periods ranging from six to fifteen years.

     Prepaid royalties related to CPIII represent an advance payment of approximately $13,600,000 in cash paid to the former limited partners of CPIII in connection with the purchase of the limited partnership interests in CPIII and an additional $15,800,000 probable payment, net of accumulated amortization payable to the former limited partners of CPIII in connection with the revision of future royalties. See Note 3--Commitments and Contingencies.

     Deferred charges at December 31, 1998 and 1997 include a prepayment of certain future royalties and a prepayment associated with the commercialization and market development of ReoPro.

     Intangible and other assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the asset may not be recoverable. Impairment is evaluated by using identified or expected cash flows.

                                 CENTOCOR, INC.

NOTE 8

ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                                            DECEMBER,
                                                                                      ----------------------
                                                                                         1998        1997
                                                                                      ----------  ----------
Compensation........................................................................     $17,115     $10,177
Interest............................................................................       8,255         824
Research............................................................................      16,214      17,541
Royalties...........................................................................      24,806      17,561
Marketing and selling...............................................................      11,195       1,361
Other...............................................................................      11,499       6,739
                                                                                         -------     -------
                                                                                         $89,084     $54,203
                                                                                         =======     =======

NOTE 9

DEBT

   Notes Payable

     Notes payable at December 31, 1998 and 1997 consists of $6,383,000 and $5,940,000, respectively, of borrowings under short-term notes at an interest rate of 3.9 percent per annum at December 31, 1998 and 1997 payable in Dutch guilders no later than March 31, 1999. These borrowings are secured by investments at the lending bank of $5,840,000. The carrying value of the Company's notes payable at December 31, 1998 and 1997 approximate their fair value.

   Long-term debt

     4 3/4% Convertible Subordinated Debentures

     On February 20, 1998, the Company issued $460,000,000 aggregate principal amount of the 4 3/4% Convertible Subordinated Debentures (the "4 3/4% Debentures") due February 15, 2005. The 4 3/4% Debentures are convertible by the holders into approximately 9,338,000 shares of the Company's Common Stock at an initial conversion price of $49.261 per share, subject to adjustment in certain circumstances. The 4 3/4% Debentures are not redeemable by the Company prior to February 21, 2001. After February 21, 2001, the 4 3/4% Debentures will be redeemable by the Company at a redemption price of 102.714% of the principal amount of the 4 3/4% Debentures and declining annually. The holders of the 4 3/4% Debentures will be entitled at any time after 90 days following the date of original issuance thereof through the close of business on the final maturity date of the 4 3/4% Debentures, subject to prior redemption, to convert any of the 4 3/4% Debentures or portions thereof into Common Stock of the Company, subject to the terms of the Indenture. At December 31, 1998, the aggregate amount of senior obligations outstanding amounted to $6,383,000. On December 31, 1998, the fair value of the 4 3/4% Debentures was $500,112,000.

     6 3/4% Convertible Subordinated Debentures

     On October 16, 1991, the Company issued $125,000,000 principal amount of 6 3/4% Convertible Debentures due October 16, 2001. The 6 3/4% Convertible Debentures were initially convertible by the holders into approximately 2,049,000 shares of the Company's Common Stock at a conversion price of $61.00 per share at any time prior to redemption or maturity. The 6 3/4% Convertible Debentures were redeemable by the Company for cash in whole or in part until October 16, 2001 at amounts ranging up to 102 percent of the principal amount of the 6 3/4% Convertible

                                 CENTOCOR, INC.

Debentures.

     In the second quarter of 1996, the Company purchased $70,235,000 of its 6 3/4% Convertible Debentures, resulting in an extraordinary gain of $705,000, which were subsequently retired. At December 31, 1997 and 1996, $54,765,000 of the 6 3/4% Convertible Debentures remained outstanding and were convertible into approximately 898,000 shares of the Company's Common Stock.

     On April 16, 1998, the remaining $54,765,00 of the 6 3/4% Debentures were redeemed at par and were subsequently retired.

     Interest expense is net of capitalized interest of $990,000 in 1998. No interest was capitalized in 1997 or 1996.

NOTE 10

OTHER CURRENT LIABILITIES

     In June 1997, the Company announced that it reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's sales and distribution agreement with Lilly with respect to ReoPro (See Note 3). The settlement is conditional on Delaware Chancery Court approval. The agreement provides, among other things, for Centocor to pay the former limited partners of CPIII $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, when cumulative world-wide sales of ReoPro exceeded $600,000,000 and a revision to the royalties payable to the former limited partners of CPIII. The Company has recorded a current liability for the $15,800,000 for these probable payments to the former limited partners of CPIII.

NOTE 11

SHAREHOLDERS' EQUITY

   Capital Stock

     In 1998, the Company issued 529,000 shares of its Common Stock par value $.01 per share in connection with the exercise of options. In 1997 and 1996, respectively, the Company issued 876,000 and 1,596,000 shares of its Common Stock in connection with the exercise of options and warrants. In March 1996, the Company completed a public offering of 4,025,000 shares, and in April 1996 the Company issued approximately 3,831,000 shares as a result of conversion of the Company's 7 1/4% Convertible Notes. Additionally, in July 1996, the Company issued 920,716 shares in connection with its agreements with Lilly. At December 31, 1998, approximately 18,141,000 shares of Common Stock were reserved for issuance upon exercise of stock options, pursuant to employee retirement savings and stock award plans and agreements, and upon conversion of convertible debt securities. Additionally, at December 31, 1998 and 1997, respectively, approximately 444,000 and 385,000 shares of preferred stock were reserved for issuance under a shareholder rights plan which is further described below.

   Stock Option and Restricted Stock Award Plans

     The Company maintains stock option plans pursuant to which options to purchase a total of approximately 12,303,750 shares of its Common Stock have been authorized for grant to the Company's employees and to its non-employee directors. Under the terms of these plans, the option exercise price may not be less than the fair market value of the underlying stock at the time the option is granted. The options granted under these plans generally expire upon the earlier of the termination of the optionee's employment or service or ten years from the date of the grant. Additionally, non-qualified stock options have been granted to certain directors and employees of the Company

                                 CENTOCOR, INC.

pursuant to non-qualified stock option agreements with terms similar to those set forth in the plans.

     The following table summarizes the activity with respect to the Company's stock options (in thousands except per share amounts):

                                                                                                            WEIGHTED
                                                                                    EXERCISE PRICE       AVERAGE PRICE
                                                                  OPTIONS             PER SHARE            PER SHARE
                                                               -------------     ------------------    ----------------
Outstanding, December 31, 1995...............................          4,657         $ 6.875-51.750             $12.988
Granted......................................................            749         $14.125-39.375             $34.451
Lapsed or canceled...........................................           (278)        $ 6.875-51.750             $18.941
Exercised....................................................         (1,162)        $ 6.875-22.625             $10.243
                                                               -------------     ------------------    ----------------
Outstanding, December 31, 1996...............................          3,966         $ 6.875-51.750             $17.440
Granted......................................................            766         $23.750-52.500             $34.989
Lapsed or canceled...........................................            (74)        $ 7.125-51.000             $25.557
Exercised....................................................           (876)        $ 6.875-38.310             $10.234
                                                               -------------     ------------------    ----------------
Outstanding, December 31, 1997...............................          3,782         $ 6.875-52.500             $22.570
Granted......................................................          1,534         $32.500-47.000             $38.078
Lapsed or canceled...........................................           (157)        $10.250-45.063             $35.512
Exercised....................................................           (529)        $ 6.875-41.750             $13.080
                                                               -------------     ------------------    ----------------
Outstanding, December 31, 1998...............................          4,630         $ 6.875-52.500             $28.134
                                                               =============     ==================    ================

     At December 31, 1998, the weighted-average remaining contractual life of outstanding options was 6.8 years.

     The following table summarizes the weighted-average exercise prices with respect to the Company's stock options outstanding and exercisable as of December 31, 1998 (in thousands except per share amounts):

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
---------------------------------------------------------------------------    ---------------------------------
                       OUTSTANDING AS                                             EXERCISABLE
                             OF         WEIGHTED-AVERAGE                             AS OF
  RANGE OF EXERCISE     DECEMBER 31,        REMAINING      WEIGHTED-AVERAGE      DECEMBER 31,   WEIGHTED AVERAGE
        PRICES              1998        CONTRACTUAL LIFE    EXERCISE PRICE           1998        EXERCISE PRICE
---------------------  ---------------  -----------------  ----------------    ---------------  ----------------
$   5.350 - $10.700                744                4.1           $ 8.438                744           $ 8.438
$ 10.7000 - $16.050                751                4.6           $13.158                609           $12.867
$  16.050 - $21.400                 61                4.0           $18.079                 47           $18.043
$  21.400 - $26.750                122                2.0           $22.044                121           $22.012
$  26.750 - $32.100                121                8.2           $31.586                 41           $31.551
$  32.100 - $37.450              1,692                8.7           $35.086                382           $34.358
$  37.450 - $42.800                935                8.4           $39.426                117           $38.512
$  42.800 - $48.150                 55                7.7           $45.257                 19           $45.775
$  48.150 - $53.500                149                3.0           $51.757                150           $51.752
                                 -----                ---           -------              -----           -------

                                 4,630                6.8           $28.134              2,230           $20.270
                                 =====                ===           =======              =====           =======

     The Company maintains a Restricted Common Stock Award Plan, pursuant to which a total of approximately 2,000,000 shares of the Company's Common Stock have been authorized for award to eligible employees. The number of shares awarded in each year and the terms under which such shares vest are determined by the Board of Directors at the time of the award. Generally, a portion of the shares awarded vests annually over a period of five years from the date of the award. As of December 31, 1998, awards of approximately 100,000 shares of the Company's Common Stock were outstanding.

     The terms of options unexercisable as of December 31, 1998 for an aggregate of approximately 2,062,406 shares

                                 CENTOCOR, INC.

and restricted stock awards unvested as of December 31, 1998 for an aggregate of approximately 100,000 shares provide for the acceleration of the exercisability of such options and the vesting of such restricted stock awards upon the occurrence of certain events constituting a change in control of the Company. Further, in such event, the holders of approximately 2,216,000 options may then choose to receive cash through the exercise of a limited stock appreciation right in lieu of exercising their options.

     The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation ("Statement 123"), which was issued in October 1995 and is effective for fiscal years beginning after December 15, 1995. In accordance with the provisions of Statement 123, which allows the Company to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, the Company does not recognize compensation cost for options granted. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                                            1998          1997          1996
                                                                        ------------  ------------  -------------
Net income-as reported................................................      $192,287       $11,130      $(12,763)
Net income-pro forma..................................................      $181,643       $ 5,980      $(17,791)
Diluted earnings per share-as reported................................      $   2.59       $  0.16      $  (0.19)
Diluted earnings per share-pro forma..................................      $   2.45       $  0.08      $  (0.27)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following average assumptions for the years ended December 31,

                                                                            1998           1997           1996
                                                                        -------------  -------------  -------------
Risk free interest rate...............................................           4.8%           6.1%           5.6%
Expected life of option (years).......................................           8.6            9.1            9.2
Expected dividend of option(1)........................................            --             --             --
Volatility of stock price.............................................          78.1%          67.3%          70.3%

(1) The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

     The weighted average grant date fair value of options granted during 1998, 1997 and 1996 were $30.35, $26.83 and $27.45, respectively.

   Qualified Savings and Retirement Plan

     The Company maintains a Qualified Savings and Retirement Plan for the benefit of its employees. Employees' benefits are based solely on the employees' discretionary contributions and the Company's discretionary matching contributions which, for the years ended December 31, 1998, 1997 and 1996 totaled $1,486,000, $875,000 and $551,000, respectively. The Company generally makes its discretionary matching contributions in its Common Stock. Employee contributions to the Plan may be invested in various instruments, including the Company's Common Stock, at the discretion of the employee.

   Shareholder Rights Plan

     In September 1998, the Company's Board of Directors adopted a new shareholder rights plan to replace the one that expired on September 26, 1998. The purpose of the plan is to deter certain coercive takeover tactics and enable the Board to represent effectively the interests of the Company, its shareholders and its other constituencies.

                                 CENTOCOR, INC.

     Under the new plan, each shareholder at the close of business on September 26, 1998, received one right for each share of common stock held. Each share of common stock issued after such date will also receive one right. Each right generally entitles the holder to purchase from Centocor one one-hundredth of a share of Series A Preferred Stock at $140 per share. Each right will become exercisable and will detach from the common stock if an individual or group acquires 20 percent or more of the Company's common stock or announces a tender or exchange offer for 20 percent or more of the Company's common stock.

     Each right also provides that each holder will be able, under certain circumstances, to purchase at the exercise price (1) common stock of an acquiring company having a market value equal to twice the exercise price or (2) common stock of Centocor having a market value equal to twice the exercise price of the right.

     Centocor may redeem the rights at a price of $0.001 per right. The rights will expire on September 26, 2008 unless earlier redeemed by Centocor.

NOTE 12

GEOGRAPHIC AND CUSTOMER INFORMATION

                                                                              GEOGRAPHIC INFORMATION (IN THOUSANDS)
                                                                             ---------------------------------------
YEARS ENDED DECEMBER 31,                                                                   NET INCOME   IDENTIFIABLE
------------------------
                                                                               REVENUE       (LOSS)        ASSETS
                                                                             -----------  ------------  ------------
1998
  United States............................................................     $285,922     $196,987     $  909,700
  Europe...................................................................       36,884       (4,745)       171,597
  Other....................................................................       15,334           45            792
                                                                                --------     --------     ----------
                                                                                $338,140     $192,287     $1,082,089
                                                                                ========     ========     ==========
1997
  United States............................................................     $138,223     $ 14,166     $  306,980
  Europe...................................................................       52,693       (1,419)        97,715
  Other....................................................................        9,868       (1,617)           409
                                                                                --------     --------     ----------
                                                                                $200,784     $ 11,130     $  405,104
                                                                                ========     ========     ==========
1996
  United States............................................................     $ 86,743     $(23,125)    $  243,182
  Europe...................................................................       36,194       10,333         97,450
  Other....................................................................       12,548           29            489
                                                                                --------     --------     ----------
                                                                                $135,485     $(12,763)    $  341,121
                                                                                ========     ========     ==========

     Revenues from unaffiliated customers is based on the location of the customers. Income (loss) by geographic area consists of the related income
(loss) of the Company's subsidiaries based upon the location of their respective operations. Identifiable assets by geographic area are those assets used in the Company's operations in those areas.

   Customer Information

     During 1998, 1997 and 1996, respectively, approximately 65%, 81% and 67% of the Company's total product sales were sales of ReoPro to one customer, Lilly.

                                 CENTOCOR, INC.

NOTE 13

SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supercedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard in 1998. This Statement has no impact on the Company's results of operations, financial condition or liquidity.

     The Company's reportable segments consist of strategic business segments that offer different products. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: the pharmaceutical business segment and the diagnostics business segment. The pharmaceutical business segment includes the Company's therapeutic products ReoPro, RETAVASE, REMICADE, PANOREX and related development, marketing, selling and administrative activities. The diagnostics business segment includes, but is not limited to, oncology diagnostics products, imaging diagnostics, infectious disease diagnostics products and related development, marketing, selling and certain administrative activities.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There were no inter-segment sales in all periods presented. The Company's chief operating decision maker evaluates performance based on income(loss) of the respective business segment. Segment information for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands):

                                                                                  1998
                                                   -----------------------------------------------------------------
                                                      PHARMACEUTICAL      DIAGNOSTICS
                                                     BUSINESS SEGMENT  BUSINESS SEGMENT      OTHER         TOTAL
                                                     ----------------  -----------------  ------------  ------------
Revenues...........................................          $312,675           $25,465       $     --    $  338,140
Segment income (loss)..............................            47,787            (4,580)       149,080       192,287
Identifiable assets................................           488,817                --        593,272     1,082,089
Capital expenditures...............................            76,083                --          8,913        84,996
Depreciation and amortization......................            31,413               311          7,681        39,405

                                                                                   1997
                                                   -----------------------------------------------------------------
                                                      PHARMACEUTICAL       DIAGNOSTICS
                                                     BUSINESS SEGMENT   BUSINESS SEGMENT      OTHER         TOTAL
                                                     -----------------  -----------------  ------------  ------------
Revenues...........................................          $165,096            $35,688       $     --     $200,784
Segment income (loss)..............................            13,586               (300)        (2,156)      11,130
Identifiable assets................................           150,923             32,436        221,745      405,104
Capital expenditures...............................            20,746              1,446          1,378       23,570
Depreciation and amortization......................             5,301              1,394          7,922       14,617

                                CENTOCOR, INC.

                                                                                   1996
                                                         -----------------------------------------------------------
                                                          PHARMACEUTICAL    DIAGNOSTICS
                                                              BUSINESS        BUSINESS
                                                              SEGMENT         SEGMENT        OTHER         TOTAL
                                                         ---------------    -----------     --------      ----------
Revenues............................................            $ 91,742       $ 43,743     $     --      $  135,485
Segment income (loss)...............................             (17,850)         2,520        2,567         (12,763)
Identifiable assets.................................              96,871         23,132      221,118         341,121
Capital expenditures................................               3,441            494          739           4,674
Depreciation and amortization.......................               5,195          2,529        6,280          14,004

     The following table presents the details of "other" segment profit (loss):

                                                                  1998           1997         1996
                                                              --------------------------------------
       Interest income (expense), net....................     $   (4,500)       $ 5,669      $ 1,925
       Gain on extinguishment of debt....................             --             --          705
       Loss on sale of facility and related business.....             --         (4,565)          --
       Net income tax benefit............................        278,381             --           --
       Gain on sale of investment........................          6,931             --           --
       Gain on sale of diagnostics related assets........         18,620             --           --
       Special charges...................................       (145,405)            --           --
       Litigation charges................................         (4,730)            --           --
       Other.............................................           (217)        (3,260)         (63)
                                                              ----------        -------     --------
                                                              $  149,080        $(2,156)    $  2,567
                                                              ==========        =======     ========

NOTE 14

CONTRACT REVENUES

     The Company incurred expenses of approximately $1,486,000 and $29,121,000 for the years ended December 31, 1997 and 1996, respectively, representing aggregate CPIII research costs funded by the Company in order to continue the progress of the research program and to preserve the value of its purchase option which it exercised in January 1997.

     The Company has entered into various commercialization agreements under which it has recognized revenues from non-refundable fees or milestone payments in support of its research and development efforts. Revenues recorded under these agreements amounted to $21,429,000, $4,430,000 and $3,355,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 15

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

                                CENTOCOR, INC.

     RETAVASE is a recombinant biologic cardiology care product administered for the treatment of acute myocardial infarction (heart attack) to improve blood flow to the heart. It is among the class of fibrinolytic drugs known as "clot busters." RETAVASE received marketing authorization from the FDA in October 1996 and was launched in January 1997.

     Charges relating to the acquisition of RETAVASE consist of (in thousands):

         Charge for acquired research and development
           related to the acquisition of RETAVASE.............................          $ 134,495
         One-time transitional expenses related to the
           integration of RETAVASE into Centocor..............................              4,943
                                                                                        ---------
                                                                                        $ 139,438
                                                                                        =========

     The value of acquired research and development related to this acquisition represents the planned development of a combination cardiovascular therapy employing the fibrinolytic drug RETAVASE in combination with ReoPro. This combination therapy, in research and development at acquisition, was expected to address potential side effects of RETAVASE therapy, increase the speed of therapy, amplify the effectiveness of RETAVASE, improve long-term outcomes and increase safety through lower RETAVASE doses.

     At the date of acquisition, RETAVASE had been on the market for over a year. However, the combination therapy was at an early stage of development and could not be considered technologically feasible. While certain animal studies had been done showing favorable results, the ReoPro/RETAVASE therapy was at the point of commencing Phase II clinical trials. It was expected to require a full series of Phase II trials as well, despite this therapy representing the combination of two drugs previously approved for sale.

     At the acquisition date, there remained questions as to both the potential efficacy and safety of the combination therapy. Given alternative therapies available in the cardiovascular field, improved efficacy at prevailing safety levels or equivalent efficacy with improved safety would need to be established for commercial viability to exist. Because of the great uncertainty associated with these issues, and both the uncertainty and remaining effort associated with clinical trials for this therapy, the combination ReoPro/RETAVASE therapy had not established technological feasibility at the acquisition date.

     The estimated value of all acquired intangible assets including the acquired combination therapy project were determined. Other identified intangibles included the commercial reteplase (RETAVASE) full-dose product line, patents, trademarks and trade names, the customer base of prescribing physicians associated with RETAVASE and the assembled workforce (principally sales and marketing personnel) associated with the commercial product line.

     The value of the acquired in-process research and development project was determined by projecting expected completion costs for the combination therapy as well as projected cash flows resulting from its commercialization. The net cash flows implied by this projection were discounted to present value using an appropriate risk adjusted cost of capital. This rate was developed by including a risk premium above the return associated with the valuation of the reteplase product line, and above the observed weighted average costs of capital for comparable companies involved with the sale and development of similar therapies.

                                CENTOCOR, INC.

     The pro forma unaudited comparative Statement of Operations data excluding the special charges related to the RETAVASE acquisition and the Centocor Diagnostics restructuring (described below) and assuming that the acquisition was consummated as of January 1, 1997, would have been as follows:

                                                                             FOR THE YEAR ENDED
                        STATEMENT OF OPERATIONS DATA                            DECEMBER 31,
                    -----------------------------------                   -----------------------
                                                                             1998          1997
                                                                          ---------     ---------
         Revenues..................................................       $ 348,336     $ 245,584
         Net income................................................         329,677       (35,221)
         Diluted income per share..................................       $    4.27     $   (0.50)

     CENTOCOR DIAGNOSTICS, INC. RESTRUCTURING

     Charges related to the Centocor Diagnostics, Inc. restructuring consist of (in thousands):

         Severance............................................................      $3,142
         Asset impairment.....................................................       2,825
                                                                                    ------
                                                                                    $5,967
                                                                                    ======

     Severance payments for the three and twelve months ended December 31, 1998 were $937,850 and $1,987,850, respectively.

NOTE 16

SALE OF FACILITY AND RELATED BUSINESS

     In June 1997, the Company sold its diagnostic manufacturing facility in Guildford, England and its related infectious disease product line. In connection with the transaction, the Company recorded a one-time charge to earnings of $4,565,000 in the second quarter of 1997.

NOTE 17

INCOME TAXES

     The components of the deferred tax assets are as follows as of December 31, 1998 and 1997 (in thousands):

                                                                                            1998       1997
                                                                                          ---------  ---------
     Tax credits................................................................          $  13,509  $  10,822
     Loss carryforwards.........................................................            236,840    246,737
     Acquired research..........................................................             81,136     23,206
     Deferred R&D expense.......................................................             12,766      9,689
     Capital loss carryforwards.................................................                 --      5,536
     Facilities, equipment and depreciation.....................................              9,687      3,226
     Compensation and benefits..................................................                175      1,359
     Litigation.................................................................              1,426        479
     Asset impairment...........................................................              5,318        350
     Other......................................................................              2,148         --
                                                                                          ---------  ---------
     Total......................................................................            363,005    301,404
     Valuation allowance........................................................            (50,817)  (301,404)
                                                                                          ---------  ---------
     Net deferred tax assets....................................................          $ 312,188  $      --
                                                                                          =========  =========

                                CENTOCOR, INC.

     The valuation allowance for deferred tax assets as of December 31, 1998 and December 31, 1997 was $50,817,000 and $301,404,000, respectively. The reduction of the valuation allowance is attributed to management's belief that, at December 31, 1998, it is more likely than not that deferred tax assets will be realized through future earnings and/or tax planning strategies.

     The remaining valuation allowance of $50,817,000 is maintained against deferred tax assets which the Company has not determined to be more likely than not realizable at December 31, 1998.

     The Company has net operating loss carryforwards available in the United States for federal income tax purposes of approximately $623,571,000 at December 31, 1998 which will begin to expire at various dates from the year 2005 to 2013. Net operating loss carryforwards may also be subject to various annual and other limitations on the amounts to be utilized. Included in loss carryforwards at December 31, 1998 are unused foreign tax subsidies and net operating losses that may be used to offset foreign taxable income of approximately $44,238,000. These foreign subsidies and net operating losses have an indefinite carryover period.

     At December 31, 1998, the Company had research and development, orphan drug and other tax credits of approximately $12,655,000, substantially all with expiration dates ranging from 1999 to 2012, and minimum tax credits of approximately $854,000, which do not expire.

     Of the total deferred tax asset at December 31, 1998, approximately $29,871,000 relating to deductions for non-qualified stock options was credited to paid-in-capital.

     The components of income tax expense (benefit) are as follows (in thousands):

                                                                                                1998
                                                                                            -----------
         Federal
            Currently payable........................................................        $      797
            Deferred.................................................................          (282,317)

         State.......................................................................             3,116
         Foreign.....................................................................                23
                                                                                             ----------

         Income tax benefit..........................................................        $ (278,381)
                                                                                             ==========

     The differences between the tax expense (benefit) from continuing operations reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 35% are as follows (in thousands):

                                                                                               1998
                                                                                           -------------
         Income tax benefit at statutory rate.................................               $ (30,133)
         State income tax net of federal tax benefit..........................                   2,339
         Change in valuation allowance........................................                (250,587)
                                                                                             ---------

         Income tax benefit...................................................               $(278,381)
                                                                                             ==========

NOTE 18

LEASES

     The Company is lessee under various non-cancelable operating leases, covering certain of the Company's facilities and equipment. The facility leases generally provide for the Company to pay all taxes and operating costs associated with the facility.

                                CENTOCOR, INC.

     The aggregate minimum rental commitments of leases are as follows:

     YEARS ENDING DECEMBER 31,
     ------------------------
     1999.............................................................................         2,206,000
     2000.............................................................................         2,479,000
     2001.............................................................................         2,267,000
     2002.............................................................................         2,107,000
     2003.............................................................................         1,928,000
     Thereafter.......................................................................         8,662,000

     Rent expense was $4,331,000, $2,913,000 and $3,162,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 19

SUPPLEMENTAL INFORMATION ON CASH FLOWS

     Interest paid was $12,552,000, $3,910,000 and $12,615,000, in 1998, 1997,
and 1996, respectively.

     Income tax payments of $460,000, $131,000 and $13,000 were made in 1998, 1997 and 1996, respectively.

     In November 1998, the Company sold the oncology diagnostic business to Fujirebio Inc. for approximately $36,500,000 in cash. Under the terms of the sale, Fujirebio has purchased Centocor's in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of tumor-associated antigens. This transaction resulted in the recognition of a gain on the sale of diagnostics related assets of $18,620,000.

     In 1998, Centocor Diagnostics sold an equity investment in ChromaVision Medical Systems, Inc., consisting of 962,740 shares classified as available for sale, resulting in a gain of $6,931,000.

     The Company had unrealized gains (losses) on its equity investments of ($761,000), $7,894,000 and $2,342,000 in 1998, 1997 and 1996, respectively.

     In 1996, in consideration of the amendment to the Sales and Distribution Agreement and other activities in connection with commercialization and market development of ReoPro, Centocor issued 920,716 common shares to Lilly.

                                CENTOCOR, INC.

NOTE 20

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                       -----------------------------------------------
                                                       MARCH 31    JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                       ---------   --------   ------------  -----------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
1998
     Total revenues.............................       $  56,865   $ 90,882       $ 87,669    $ 102,724
     Sales......................................          56,505     69,880         87,602      102,724
     Gross profit from sales....................          35,745     45,458         55,382       71,871
     Net income (loss) (1)......................        (140,307)    19,280          3,487      309,827
     Basic earnings (loss) per share (2)........       $   (2.00)  $    .27       $    .05    $    4.38
     Diluted earnings (loss) per share (2)......       $   (2.00)  $    .27       $    .05    $    3.86
     Operating earnings per share (3)...........       $     .02   $    .03       $    .05    $     .14

                                                                      THREE MONTHS ENDED
                                                       ------------------------------------------------
                                                       MARCH 31    JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                       ---------   --------   ------------  -----------
1997
     Total revenues.............................       $  45,036   $ 53,643       $ 51,401      $50,704
     Sales......................................          44,936     51,007         50,171       50,240
     Gross profit from sales....................          27,130     28,824         31,864       30,578
     Net income (1).............................           3,271        720          4,441        2,698
     Basic earnings per share (2)...............       $     .05   $    .01       $    .06      $   .04
     Diluted earnings per share (2).............       $     .05   $    .01       $    .06      $   .04
     Operating earnings per share (3)...........       $     .05   $    .07       $    .06      $   .04

(1) During the first quarter of 1998, the Company recorded (pre-tax) a one-time charge of $139,438,000 related to the acquisition of RETAVASE, a one-time charge of $5,967,000 related to the Centocor Diagnostics, Inc. restructuring, a one-time charge of $3,430,000 related to the Velos litigation and a gain on sale of ChromaVision Medical Systems, Inc. of $6,931,000. During the second quarter of 1998, the Company recorded (pre-tax) a one-time charge of $1,300,000 related to the CPII litigation and $20,000,000 of non-recurring REMICADE contract revenue. During the fourth quarter of 1998, the Company recorded (pre-tax) a gain on the sale of diagnostics related assets of $18,620,000 and a deferred income tax benefit of $282,317,000. During the second quarter of 1997, the Company sold its U.K. diagnostic manufacturing facility and its related infectious disease product line. In connection with the transaction the Company recorded a one-time charge to earnings of $4,565,000.

(2) The computation of earnings or loss per share in each period is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method, for diluted earnings per share.

(3) Operating earnings per share represents diluted earnings (loss) per share without the effects of non-recurring items noted above.

                                CENTOCOR, INC.

NOTE 21

EARNINGS PER SHARE

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), which was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Statement 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 requires restatement of all prior period EPS data presented. The Company adopted Statement 128 in December of 1997. The adoption of Statement 128 did not have a significant effect on its financial statements.

                                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                            -------------------------------------------
                                                                              INCOME           SHARES        PER SHARE
                                                                            (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                                            -----------     -------------   -----------
     Basic EPS..........................................................     $ 192,287            70,437      $ 2.73
     Remove interest expense on 43/4% Debentures (net of tax) from
       net income.......................................................        18,250                --
     Incremental shares from assumed exercise of dilutive options.......            --             1,660
     Incremental shares from assumed conversion of 43/4% Debentures.....            --             9,338
                                                                             ---------         ---------
     Diluted EPS........................................................     $ 210,537            81,435      $ 2.59
                                                                             =========         =========

                                                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                            ------------------------------------------
                                                                              INCOME           SHARES       PER SHARE
                                                                            (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                                            -----------     -------------   ----------
     Basic EPS..........................................................     $  11,130            69,809      $ 0.16
     Incremental shares from assumed exercise of dilutive options and
       warrants.........................................................            --             1,961
                                                                             ---------         ---------
     Diluted EPS........................................................     $  11,130            71,770      $ 0.16
                                                                             =========         =========

     For the year ended December 31, 1996 no exercise of options and warrants is assumed since their effect is antidilutive.

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

     The selection of the Company's independent auditors, KPMG LLP, has been approved by the Company's Board of Directors. An Audit Committee of the Board of Directors, composed of three non-management directors, meets with, and reviews the activities of, corporate financial management and the independent auditors to ascertain that each is properly discharging its responsibilities. The independent auditors also meet separately with the Audit Committee without management present, to discuss the results of their work, the adequacy of internal accounting controls, and the quality of financial reporting.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Centocor, Inc.:

     We have audited the accompanying consolidated balance sheets of Centocor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centocor, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP



Philadelphia, Pennsylvania
January 27, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G(3), the information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

     In accordance with General Instruction G(3), the information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with General Instruction G(3), the information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a.) Documents filed as part of the Report:

          1.  Financial Statements

               The financial statements to be included in this Annual Report are contained in Part II, Item 8 hereof.

          2.  Financial Statement Schedules:

               Schedule II--Valuation and Qualifying Accounts

               Schedules, other than those listed above, are omitted because they are not required or because the required information is included in the financial statements or the notes thereto.

          3.  Exhibits required to be filed by Item 601 of Regulation S-K.

               The information called for by Item 14(a)(3) is incorporated herein by reference to the Exhibit Index to this Annual Report on Form 10-K.

     (b.) The Registrant has filed the following reports on Form 8-K in the three months ended December 31, 1998:

                 DATE OF REPORT                     ITEMS REPORTED
          --------------------------            ----------------------
                DECEMBER 2, 1998                         2,7


     The December 2, 1998 report on Form 8-K included Pro Forma Condensed Consolidated Statements Of Operations Data for the nine months ended September 30, 1998 and the year ended December 31, 1997, and a Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1998.

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

                                                  CENTOCOR, INC.

March 25, 1999


                                                  By:   /S/   DAVID P. HOLVECK
                                                     ---------------------------
                                                            DAVID P. HOLVECK,
                                                         CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              Signature                                 Title                                  Date
------------------------------------     --------------------------------    -------------------------------------
      /S/ HUBERT J. P. SCHOEMAKER        Director, Chairman of the Board                   March 25, 1999
----------------------------------------
        HUBERT J. P. SCHOEMAKER

         /S/ DAVID P. HOLVECK            Director, Chief Executive Officer                 March 25, 1999
----------------------------------------
           DAVID P. HOLVECK               (principal executive officer)

         /S/ JOSEPH C. SCODARI           Director, President and Chief                     March 25, 1999
----------------------------------------
           JOSEPH C. SCODARI             Operating Officer

         /S/ DOMINIC J. CARUSO           Senior Vice President and Chief                   March 25, 1999
----------------------------------------
           DOMINIC J. CARUSO             Financial Officer (principal
                                         financial and accounting officer)

         /S/ ANTHONY B. EVNIN            Director                                          March 25, 1999
----------------------------------------
           ANTHONY B. EVNIN

        /S/ WILLIAM F. HAMILTON          Director                                          March 25, 1999
----------------------------------------
          WILLIAM F. HAMILTON

        /S/ ANTONIE T. KNOPPERS          Director                                          March 25, 1999
----------------------------------------
          ANTONIE T. KNOPPERS

       /S/ RONALD A. MATRICARIA         Director                                          March 25, 1999
---------------------------------------
         RONALD A. MATRICARIA

       /S/ RICHARD D. SPIZZIRRI         Director                                          March 25, 1999
---------------------------------------
         RICHARD D. SPIZZIRRI

        /S/ LAWRENCE STEINMAN           Director                                          March 25, 1999
---------------------------------------
          LAWRENCE STEINMAN

          /S/ JEAN C. TEMPEL            Director                                          March 25, 1999
---------------------------------------
            JEAN C. TEMPEL

                                                                     SCHEDULE II

                       CENTOCOR, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)


                      BALANCE   CHARGED TO             BALANCE    CHARGED TO              BALANCE   CHARGED TO              BALANCE
                        AT      COSTS AND                 AT      COSTS AND                  AT     COSTS AND                 AT
CLASSIFICATION        12/31/95  EXPENSES   DEDUCTIONS  12/31/96   EXPENSES    DEDUCTIONS  12/31/97  EXPENSES    DEDUCTIONS  12/31/98
--------------       ---------  ---------  ----------  --------   ----------  ----------  --------  ----------  ----------  --------
INVENTORY RESERVES      $1,036       $662      ($357)    $1,341       $8,484    ($5,317)    $4,508      $6,669   ($8,310)    $2,867
                     ===============================================================================================================

                                 EXHIBIT INDEX
    REG.S-K
  EXHIBIT TABLE
    ITEM NO.
  -------------

      3.1       Restated Articles of Incorporatiom (incorporated by reference to
                Exhibit 3.1 to Form S-1 Registration Statement, File No.2-80098.

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

      3.15 By-Laws of Centocor, Inc. as amended October 30, 1992 (incorporated by reference to Exhibit 3.15 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                1992).

                                 EXHIBIT INDEX
    REG.S-K
  EXHIBIT TABLE
    ITEM NO.
  -------------

      3.16 By-laws of Centocor, Inc. as amended December 10, 1997. (incorporated by reference to Exhibit 3.16 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                1997).

      4.1 Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.

      4.2 Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to Form S-1 Registration Statement, File No. 2-80098).

      4.3 Rights Agreement between Centocor, Inc. and BankBoston N.A. as Rights Agent dated September 26, 1998 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated September 28, 1998).

      4.4 Indenture by and between the Registrant and The United States Trust Company of New York, as Trustee, dated as of February 20, 1998 (incorporated by reference to Exhibit 4.1 to the March 31, 1998 10-Q).

      4.5 Form of 43/4% Convertible Subordinated Debenture Due 2005 (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to Form S-3 Registration Statement, File No. 333-53157).

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

      10.8* Qualified Savings and Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                1989).

      10.9 Partnership Purchase Option Agreement among Centocor, Inc., CPII, Centocor Development

                                 EXHIBIT INDEX
    REG.S-K
  EXHIBIT TABLE
    ITEM NO.
  -------------

                Corporation II, each Class A limited partner and the Class B limited partner, dated December 17, 1986 (incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

      10.10 Indemnity Agreement between Centocor, Inc. and CPII, dated December 17, 1986 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986

      10.11 Indemnity Agreement between CPIII and Centocor, Inc., dated December 23, 1987 (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

      10.12 Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III, and the Class C limited partner, dated December 23, 1987 (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

      10.13 Amendment dated March 23, 1988 to Partnership Purchase Option Agreement among Centocor, Inc., CPIII, Centocor Development Corporation III and the Class C limited partner dated December 23, 1987 (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

      10.14 Sales and Distribution Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                1992).

      10.15 Reimbursement Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15,1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

      10.16 Investment Agreement between Centocor, Inc. and Eli Lilly and Company dated July 15, 1992. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

      10.17 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B.V. and Eli Lilly and Company dated June 27, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

      10.18 Option Agreement between Centocor B.V. and Eli Lilly Nederland B.V. dated August 20, 1993. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

      10.19 Deed of Mortgage from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to Exhibit
                10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

                                 EXHIBIT INDEX
    REG.S-K
  EXHIBIT TABLE
    ITEM NO.
  -------------

      10.20 Deed of Pledge from Centocor B.V. to Eli Lilly Nederland B.V. dated August 26, 1993 (incorporated by reference to Exhibit
                10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

      10.21 Amendment to Sales and Distribution Agreement among Centocor, Inc., Centocor B.V. and Eli Lilly and Company dated July 26, 1996. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

      10.22 Stock Purchase Agreement made as of December 16, 1993 by and between Centocor, Inc. and The Wellcome Foundation Limited (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

      10.23 Supply, Distribution and Sales Agreement dated December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

      10.24 Clinical and Regulatory Development Agreement dated December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

      10.25 Centocor Technology License Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(e) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

      10.26 Relicense Agreement dated as of December 16, 1993 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated December 16, 1993).

      10.27 Appendix A--Glossary of Terms to each of the Agreements dated as of December 16, 1993 by and among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated December 16,
                1993).

      10.28 First Supplemental Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated November 15, 1994).

      10.29 Wellcome Clinical Development Agreement dated as of November 15, 1994 among Centocor, Inc., Centocor B.V., The Wellcome Foundation Limited and Burroughs Wellcome Co. (The

                                 EXHIBIT INDEX
    REG.S-K
  EXHIBIT TABLE
    ITEM NO.
  -------------

                Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.) (incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated November 15,
                1994).

      10.30 Asset Purchase Agreement dated February 11, 1998 between Roche Healthcare Limited and Centocor, Inc. (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement). (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                1997).

      21        Subsidiaries of the Registrant.

      23        Consent of Independent Auditors.

      27        Financial Data Schedule.

  _____________
       * These exhibits constitute compensatory plans.