Form 10-Q
period 1999-03-31
CENTOCOR INC
filed 1999-05-17
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to_______

                         Commission file number 0-11103

                                 CENTOCOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                              23-2117202
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

200 Great Valley Parkway                   Malvern, Pennsylvania     19355-1307
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  610-651-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Shares of Common Stock outstanding at May 3, 1999 were 70,905,337.

Part I:  Financial Information
Item I: Financial Statements

                         CENTOCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    (Unaudited)
                                                     March 31,      December 31,
                                                       1999             1998
-------------------------------------------         -----------     -----------
ASSETS

Current assets:

         Cash and cash equivalents (Notes
           4 and 8)                                 $    60,780     $    67,332
         Short-term investments (Note 4)                131,197         137,938
         Accounts and contracts receivable               67,637          90,780
         Inventory (Note 5)                              45,934          45,259
         Prepaid expenses                                 4,533           7,056
         Other current assets                             4,333           5,676
                                                    -----------     -----------
                                                        314,414         354,041

Property, plant and equipment:
         Land and buildings                              73,998          75,813
         Equipment, furniture, fixtures,
         improvements and construction
           in progress                                  199,646         168,895
                                                    -----------     -----------
                                                        273,644         244,708
         Less accumulated depreciation                  (87,862)        (89,285)
                                                    -----------     -----------
                                                        185,782         155,423

Long-term investments (Note 4)                           19,962          21,332

Deferred tax assets (Note 9)                            304,004         309,094

Intangible and other assets (Note 6)                    241,083         242,199
                                                    -----------     -----------

             Total assets                           $ 1,065,245     $ 1,082,089
                                                    ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

                         CENTOCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                 (In thousands)

                                                           (Unaudited)
                                                            March 31,     December 31,
                                                              1999            1998
-------------------------------------------------          -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

          Accounts payable                                 $    13,789    $    15,670
          Accrued expenses                                      70,402         89,084
          Notes payable (Note 8)                                 5,882          6,383
          Unearned revenues                                      2,586          4,457
          Other current liabilities (Note 7)                    15,800         15,800
                                                           -----------    -----------
                                                               108,459        131,394

Long-term debt (Note 8)                                        460,000        460,000

Other liabilities                                                4,505          4,476

Shareholders' equity (Notes 4, 8, and 12):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued                   --             --
          Common Stock, $.01 par value,
            100,000 shares authorized and
            70,902 and 70,756 issued and
            outstanding at March 31, 1999 and
            December 31, 1998, respectively                        709            708
          Additional paid-in capital                         1,101,391      1,098,315
          Deficit                                             (608,101)      (618,185)
          Accumulated other comprehensive income(loss)          (1,718)         5,381
                                                           -----------    -----------
                                                               492,281        486,219
                                                           -----------    -----------

              Total liabilities and shareholders' equity   $ 1,065,245    $ 1,082,089
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                         CENTOCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------
For the three months ended March 31,                      1999           1998
--------------------------------------------------------------------------------
Revenues:
  Sales                                                $ 100,497      $  56,505
  Contracts                                                  250            360
                                                       ---------      ---------
                                                         100,747         56,865

Costs and expenses:
  Cost of sales                                           32,364         20,760
  Research and development                                20,951         19,913
  Marketing, general and administrative                   34,254         15,867
  Special charges (Note 11)                                   --        145,405
                                                       ---------      ---------
                                                          87,569        201,945

Other income (expenses):
  Interest income                                          2,231          4,164
  Interest expense                                        (5,327)        (2,687)
  Litigation charge (Note 14)                                 --         (3,430)
  Gain on sale of investments (Note 4)                     5,196          6,931
  Other                                                    1,529            (55)
                                                       ---------      ---------
                                                           3,629          4,923
                                                       ---------      ---------

Income (loss) before provision for income
taxes                                                     16,807       (140,157)

Provision for income taxes (Note 9)                        6,723            150
                                                       ---------      ---------

Net income (loss)                                      $  10,084      $(140,307)
                                                       =========      =========

Basic earnings (loss) per share                        $    0.14      $   (2.00)
                                                       =========      =========

Diluted earnings (loss) per share                      $    0.14      $   (2.00)
                                                       =========      =========

Weighted average number of shares
  outstanding                                             70,863         70,185
                                                       =========      =========

Weighted average common and dilutive
  equivalent shares outstanding                           72,388         70,185
                                                       =========      =========

See accompanying Notes to Consolidated Financial Statements.

                         CENTOCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------
For the three months ended March 31,                          1999         1998
----------------------------------------------------------------------------------
    Cash flows from (used for) operating activities:
      Net income (loss)                                    $  10,084    $(140,307)
      Adjustments to reconcile net income (loss) to net
        cash from (used for) operating activities:
         Provisions for depreciation and amortization         10,927        5,158
         Special charges (Note 11)                                --      145,405
         Gain on sale of investments                          (5,196)      (6,931)
         Changes in assets and liabilities:
              Accounts and contracts receivable               17,468      (12,259)
              Interest receivable                                (44)         105
              Inventory                                       (2,514)      (3,546)
              Prepaid expenses                                (1,150)        (259)
              Other current assets                              (150)        (170)
              Intangible and other assets                     (6,649)      (7,412)
              Accounts payable                                  (942)      (2,114)
              Accrued expenses and other liabilities          (7,796)       7,174
              Other long-term liabilities                       (237)         150
                                                           ---------    ---------
        Net cash from (used for) operating activities         13,801      (15,006)

    Cash flows used for investing activities:
      Purchases of investments                              (138,583)     (58,209)
      Sales of investments                                   151,686       51,373
      RETAVASE acquisition and related costs                      --     (337,039)
      Purchases of fixed assets                              (35,558)     (17,881)
                                                           ---------    ---------
        Net cash used for investing activities               (22,455)    (361,756)

    Cash flows from financing activities:
      Net proceeds from issuances of Common Stock              1,544          306
      Net proceeds from issuance of long-term debt                --      448,500
                                                           ---------    ---------
        Net cash from financing activities                     1,544      448,806

    Effect of foreign currency translation                       558         (314)
                                                           ---------    ---------

    Net increase (decrease) in cash and cash equivalents      (6,552)      71,730

    Beginning cash and cash equivalents                       67,332       85,565
                                                           ---------    ---------

    Ending cash and cash equivalents                       $  60,780    $ 157,295
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

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim periods. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the more complete disclosures contained in Centocor, Inc.'s audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at March 31, 1999 and December 31, 1998 and the consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

      The Company's future financial condition is dependent upon the Company's rate of net cash inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of the Company's products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of those products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the FDA or other regulatory authorities will approve expanded labeling for ReoPro, RETAVASE, REMICADE or other products or will approve any other of the Company's product candidates under development for commercial sale. Failure to obtain, on a timely basis, initial or expanded regulatory approvals for the Company's products and product candidates will have a material adverse effect on the Company.

      Legal Proceedings

      In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of PaineWebber Group Inc., caused a suit to be filed against the Company by PaineWebber R&D II, L.P. ("PWR&DII"), a research and development partnership formed by PaineWebber in the mid-1980s and managed by it since then. PWR&DII was

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

an investor in Centocor Partners III, L.P. ("CPIII"), a research partnership for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and purchased the Class B limited partnership interest in CPIII in May 1997.

      The suit was filed in the Court of Chancery of the State of Delaware. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acted as the general partner of CPIII, were named as defendants against whom relief is sought. The claim in this case was that at least $25,000,000 of the money paid by Lilly to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company was obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim sought an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) sought to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserted claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by the Company and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. As part of the settlement, the complaint was amended to restate the claims as class claims. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which had purchased CPIII limited partnership interests, objected to the settlement and were permitted to take discovery regarding the settlement. A hearing on the settlement was held on September 4, 1997. On March 15, 1999, the Court issued an opinion and order in which it approved the settlement as fair and reasonable. Once the Court has acted upon the applications for attorneys' fees, the Court will enter an order and final judgement. The settlement will become effective if the Court's order and final judgement is affirmed (in the event of an appeal) or is not appealed and is no longer subject to appeal. If the order becomes final, all claims will be dismissed, including those of Abdo.

      On January 19, 1998, a class action captioned Surgener v. Centocor, Inc. and David P. Holveck was filed in the United States District Court for the Eastern District of Pennsylvania. Other similar suits were filed thereafter. The Court consolidated the actions and plaintiffs subsequently filed a consolidated class action complaint. The complaint in this action charges the Company and its chief executive officer with having violated the federal securities laws. Plaintiffs sought to represent a class of those who purchased the Company's stock between December 2, 1997 and December 16, 1997, inclusive, and allege that defendants made false and misleading statements in connection with earnings forecasts. Damages in an unspecified amount are sought. On June 25, 1998, defendants filed a motion to dismiss the complaint. On December 1, 1998, the Court denied defendants' motion. On December 22, 1998, defendants answered the complaint, denying all liability and raising various affirmative defenses. The court has certified the action as a class action on behalf of all persons who purchased the Company's securities between December 2, 1997 and December 16, 1997. Discovery has commenced. Pursuant to a pretrial order, all fact and expert discovery must be completed by September 1, 1999. The Company believes this action is without merit and intends to defend it vigorously.

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

      In a suit filed in the United States District Court for the District of Massachusetts, Genentech charges Boehringer Mannheim GmbH and Boehringer Mannheim Corporation with infringement of five patents. Genentech seeks judgment of infringement, an injunction, treble damages, and costs including attorney's fees. The defendants have denied infringement and raised various affirmative defenses and counterclaims. Defendants seek a declaration of invalidity, unenforceability and non-infringement, damages under the antitrust laws and a state statute and costs, including attorney's fees. The Court directed the parties to address initially three of the patents (United States Patent Nos. 4,342,832, 5,034,225 and 4,511,502), reserving two for later disposition (United States Patent Nos. 5,221,619 and 5,185,259). The Court conducted a Markman hearing as to the first three patents to be considered in order to construe their claims. It subsequently issued an opinion which limited the construction of the claims asserted by Genentech in certain instances, while not accepting all of defendants' arguments as to construction. Thereafter, the Court entertained argument on the motions by the defendants for summary judgment of noninfringement as to the same three patents. On March 27,1998, the Company moved to intervene as a named defendant in the litigation, and the Court thereafter joined the Company as a party. On April 14, 1999, the Court granted summary judgment dismissing Genentech's claims for infringement of United States Patent Nos. 4,342,832 and 4,511,502, but held that there remained issues precluding summary judgment at this time with respect to the claims of United States Patent No. 5,034,225. The Court has not set a trial date for the case concerning United States Patent 5,034,225, nor has it set a schedule for proceedings with respect to United States Patent Nos. 5,221,619 and 5,185,259. There can be no assurance that the defendants will prevail in obtaining a judgment for noninfringement, invalidity, or unenforceability of United States Patent Nos. 5,034,225, 5,221,619 and 5,185,259 in any subsequent trial or on any of the patents (including those recently dismissed) in a subsequent appeal. An adverse determination in these proceedings could trigger the reimbursement or indemnification provisions set forth above and could have a material adverse effect on the Company's ability to sell RETAVASE.

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

      The patent litigation in Germany consists of a number of different proceedings: 1) infringement suits by Genentech and its licensee against Boehringer Mannheim based on the European patent EP 0 093 619 and on patents EP 0 217 379 and EP 0 228 862; 2) a nullity suit by Boehringer Mannheim against the patent EP 0 093 619; 3) a nullity suit by Boehringer Mannheim against the patent EP 0 217 379; and 4) an appeal by Boehringer Mannheim from the decision of the European Patent Office arising from Boehringer Mannheim's opposition to the patent EP 0 228 862. The nullity suits and the opposition appeal challenge the validity of the patents in issue or seek construction of the claims in a manner which would exclude RETAVASE. The infringement suit based on the patent EP 0 093 619 was initially stayed pending the outcome of the corresponding nullity action. Following a hearing in the nullity action against the patent EP 0 093 619 on July 14, 1998, the court revoked the claims as originally stated, but allowed alternative claims, the definition of which and the reasons for which were subsequently set forth by the court. Boehringer Mannheim, Genentech and Genentech's European licensee have all filed notices of appeals. The court in the infringement action based on patents EP 0 217 379 and EP 0 228 862 has directed certain questions to an expert. No report has been received from the expert. At a hearing on July 28, 1998 in Boehringer Mannheim's nullity suit against the patent EP 0 217 379, the court directed that further evidence be submitted. After a further hearing, the court declared that patent invalid. No date has been set for a hearing on the appeal in the opposition proceedings with regard to patent EP 0 228 862. The infringement suit, based on patent EP 0 093 619, is now proceeding, following the decision in the related nullity action, with the appointment of an expert to render advice to the Court. If any of the German patent proceedings remain pending at the date when the Company is no longer dependent on Boehringer Mannheim for the supply of RETAVASE, the defense and risk of the remaining proceedings will revert to Boehringer Mannheim. An adverse determination in these proceedings prior to the time when the Company is no longer dependant on Boehringer Mannheim GmbH for the supply of RETAVASE could trigger the reimbursement or indemnification provisions set forth above and could have a material adverse effect on the Company's ability to sell RETAVASE.

      On March 17, 1998, two additional patents were issued to Genentech, United States Patent Nos. 5,728,565 (the "'565" Patent) and 5,728,566 (the "'566
Patent"). The `565 and `566 Patents issued from the same original application as United States Patent No. 5,185,259, one of the patents at issue in the suit that Genentech brought in the District of Massachusetts. That same day, March 17,1998, Genentech brought suit against the Company for infringement of the `565 and `566 Patents in the United States District Court for the Northern District of California (Case No. C-98-1046). In that suit, as in Massachusetts, Genentech seeks judgment of infringement, an injunction, damages and costs including attorney's fees. The Company answered the complaint, denying infringement of the `565 and `566 Patents and raising various affirmative defenses concerning invalidity of those patents. On July 17, 1998, the Company filed an amended answer and counterclaims against Genentech expanding the affirmative defenses and further alleging that the `565 and `566 Patents are invalid and unenforceable. The amended answer also asserts counterclaims against Genentech for declaratory judgments of noninfringement, invalidity and unenforceability of the `565 and `566 Patents and for monopolization and attempted monopolization under the federal antitrust and unfair competition claims and moved to strike certain of the Company's affirmative defenses of equitable estopped and/or implied license, patent misuse, abandonment and laches. On November 9,1998, the Court entered an order denying Genentech's motion to dismiss the antitrust and unfair competition counterclaims and granting Genentech's motion to strike with respect to two of the affirmative defenses (equitable estoppel/implied license and laches) while denying the remainder of the motion to strike. The parties have agreed that the antitrust and unfair competition claims will be separated for discovery and trial along with issues relating to damages.

      On February 9,1999, another patent was issued to Genentech, United States Patent No. 5,869,314 (the "'314 Patent"). The `314 Patent issued from the same original applications as the `565 and `566 Patents. The same day, February 9, 1999, Genentech brought suit against the Company for infringement of the `314 Patent in the United States District Court for the Northern District of California (Case No. C-99-0604). In that suit, as in its other suits in Massachusetts and California, Genentech seeks judgment of infringement, an injunction, damages, and costs including attorney's fees. The Company answered the complaint on April 19,1999, and asserted defenses and

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

counterclaims similar to those it had asserted in Case No. C-98-1046 except that it did not include the equitable estoppel/implied license and laches defenses that had been dismissed in the Case No. C-98-1046.

      Because of the similarity of the claims in the `314 Patent to the claims in the `565 and `566 Patents, the Court conducted a Markman hearing on all three patents (`565, `566, and `314) on April 30, 1999. The Court has not yet issued an opinion construing the claims of those patents. At the April 30,1999 hearing, the Court stated that Case No. C-99-0604 should proceed along the same schedule as Case No. C-98-1046. Therefore, trial in both cases is presently scheduled to commence in or about October, 1999 and dispositive motions in both cases will be considered in August, 1999. There can be no assurance that the Company will prevail in its defense of Case Nos. C-98-1046 and C-99-0604, or on any counterclaims that the Company has asserted. An adverse determination in these proceedings could have a material adverse effect on the Company's ability to sell RETAVASE.

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

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

      Because of the complementary nature of RETAVASE and ReoPro in the cardiovascular field, the Company believes that joint promotion of RETAVASE and ReoPro could result in increased market penetration for ReoPro. Accordingly, the Company and Lilly are jointly promoting ReoPro in the United States.

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

      Relationship with Glaxo Wellcome plc

      In November 1993, Centocor and Glaxo Wellcome plc ("Glaxo Wellcome") entered into an agreement for the development and marketing of certain of Centocor's monoclonal antibody-based cancer therapeutic products, including PANOREX (edrecolomab). In November 1994, Centocor and Glaxo Wellcome amended their agreement and Glaxo Wellcome became the exclusive worldwide distributor for PANOREX. Under the agreement, Glaxo Wellcome is responsible principally for the continuing clinical development of PANOREX, and Centocor is responsible principally for manufacturing PANOREX and securing regulatory approvals.

      Relationship with Roche Healthcare Limited

      In March 1998, Centocor and Roche Healthcare Limited entered into the RETAVASE Asset Purchase Agreement, pursuant to which Centocor acquired the North American product rights to RETAVASE. The

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

RETAVASE Asset Purchase Agreement requires that Centocor establish and qualify, either directly or through contract manufacturers, arrangements for the manufacture of RETAVASE for sale in the United States within four years of the consummation of the acquisition (subject to extension by the United States Federal Trade Commission (the "FTC") for up to two additional one year periods if it appears that the required FDA approvals are likely to be obtained within such extended time period) (the "Transfer Period"). Under the Purchase Agreement, Centocor is entitled to recover all or a portion of the $20,000,000 Escrow Amount upon the achievement of certain manufacturing milestones. Roche will cooperate in Centocor's establishment of manufacturing arrangements by providing training and other assistance and has agreed to maintain assets sufficient to supply RETAVASE for the Transfer Period. Centocor must be successful in establishing such manufacturing arrangements by the end of the Transfer Period or the RETAVASE assets will revert to Roche, which must then divest them to another party.

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

      Relationship with Schering-Plough Corporation

      In April 1998, Centocor entered into an agreement with Schering-Plough Corporation ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East, to REMICADE. REMICADE is a novel monoclonal antibody in development for the treatment of Crohn's disease and rheumatoid arthritis.

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

      Relationship with Pharmacia & Upjohn

      In March 1999 Pharmacia & Upjohn and the Company announced an agreement to co-promote Pharmacia & Upjohn's FRAGMIN (dalteparin sodium injection) in the United States.

      Under the terms of the agreement, the Company will promote FRAGMIN to cardiovascular specialists across the U.S. after marketing clearance, if received, by the U.S. Food and Drug Administration of a new indication for the treatment of unstable angina. FRAGMIN is currently under FDA review for this indication.

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

      FRAGMIN, a low molecular weight heparin preparation, is marketed by Pharmacia & Upjohn in more than 40 countries. In the U.S., it is currently marketed by Pharmacia & Upjohn for the prevention of deep-vein thrombosis in patients at risk undergoing abdominal surgery.

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

      At March 31, 1999, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                                   Unrealized
                                 Adjusted    ----------------------      Fair
Trading securities:                Cost        Gains        Losses       Value
                                 ---------   ---------    ---------    ---------
Securities and obligations of
the U.S. Treasury and other
U.S. government agencies         $  44,534   $      32    $    (255)   $  44,311
Other short-term obligations        20,198          20          (53)      20,165
Corporate bonds and
commercial paper                    92,674          --           --       92,674
                                 ---------   ---------    ---------    ---------
                                 $ 157,406   $      52    $    (308)   $ 157,150
                                 =========   =========    =========    =========

                                                   Unrealized
                                 Adjusted    ----------------------      Fair
Investments available for sale:    Cost        Gains        Losses       Value
                                 ---------   ---------    ---------    ---------
Equity securities                $   5,693   $      --    $    (731)   $   4,962
                                 =========   =========    =========    =========

                                 Carrying           Unrealized           Fair
                                   Value        Gains       Losses       Value
Investments held to maturity:    ---------   ---------    ---------    ---------

Certificates of deposit          $   5,840   $      --    $      --    $   5,840
                                 =========   =========    =========    =========

At March 31, 1999, these securities were classified as follows (in thousands):

Cash equivalents                 $ 31,793
Short-term investments            131,197
Long-term investments               4,962
                                 --------

                                 $167,952
                                 ========

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

      The Company has agreed to maintain investments with fair values of $5,840,000 as of March 31, 1999 at a lending bank as collateral for loans from that bank. See Note 8 - Debt.

      As part of the Company's agreements with Roche Healthcare, the Company has placed $20,000,000 in escrow, $15,000,000 of which is classified as a long-term investment. Centocor is entitled to recover all or a portion of the $20,000,000 upon the successful completion of certain milestones in the transfer of the manufacturing of RETAVASE from Boehringer Mannheim to Centocor.

      In February 1999, the Company entered into a series of foreign exchange forward contracts to hedge changes in exchange rates that impact the Company's inventory production activities in Leiden, the Netherlands. Ultimately, the Company's cost of sales is affected by changes in exchange rates. At March 31,1999 the Company has foreign exchange forward contracts valued at $69,700,000 to hedge anticipated inventory production for the remainder of 1999.

      In March 1999, the Company sold an equity investment in Biometric Imaging, Inc. consisting of 3,174,603 shares classified as available for sale resulting in a realized gain of $5,196,000.

      In February 1998, Centocor Diagnostics, Inc., a wholly owned subsidiary of Centocor, Inc. ("Centocor Diagnostics"), sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a realized gain of $6,931,000.

Note 5

Inventory

      Inventory, net of reserves, consists of the following (in thousands):

                                  March 31,      December 31,
                                     1999            1998
                                  ---------      ------------
      Raw materials               $   6,994      $      5,801
      Work in progress               24,398            20,908
      Finished goods                 14,542            18,550
                                  ---------      ------------
                                  $  45,934      $     45,259
                                  =========      ============

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

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 6

Intangible and Other Assets

      Intangible and other assets consist of the following (in thousands):

                                                 March 31,     December 31,
                                                    1999           1998
                                                -----------    ------------
      Acquired regulatory licenses              $    80,799    $     82,248
      Goodwill                                       36,032          36,678
      Prepaid royalties related to CPIII             26,564          26,802
      Deferred charges                               11,765          12,976
      Debt issuance costs                            10,895          11,345
      Other licenses                                 22,377          18,017
      All other                                      52,651          54,133
                                                -----------    -------------
                                                $   241,083    $     242,199
                                                ===========    =============

      Intangible and other assets related to the acquisition of RETAVASE, consisting primarily of goodwill and acquired regulatory licenses, are being amortized over periods ranging from six to fifteen years.

      Prepaid royalties related to CPIII represent an advance payment of approximately $13,600,000 in cash paid to the former limited partners of CPIII in connection with the purchase of the limited partnership interests in CPIII and an additional $15,800,000 payable to the former limited partners of CPIII in connection with the revision of future royalties. See Note 2 - Commitments and Contingencies and Note 7 - Other Current Liabilities.

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

Note 7

Other Current Liabilities

      In June 1997, the Company announced that it had reached an agreement to settle the litigation brought by PaineWebber R&D Partners II, L.P. on behalf of CPIII, against Centocor arising out of Centocor's Sales and Distribution Agreement with Lilly with respect to ReoPro. See Note 2 - Commitments and Contingencies. The settlement is conditional on the finality of the Delaware Chancery Court approval of the settlement. The agreement provides, among other things, for Centocor to pay the former limited partners of CPIII $10,800,000 from which attorney's fees and expenses will be deducted, an additional $5,000,000, when cumulative world-wide sales of ReoPro exceed $600,000,000 and a revision to the royalties payable to the former limited partners of CPIII. The Company has recorded a current liability for the $15,800,000 for these probable payments to the former limited partners of CPIII.

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 8

Debt

Notes Payable

      Notes payable at March 31, 1999 and December 31, 1998 consists of $5,882,000 and $6,383,000, respectively, of borrowings under short-term notes at an interest rate of 3.9% per annum at March 31, 1999, payable in Dutch guilders no later than September 30, 1999. These borrowings are secured by investments at the lending bank of $5,840,000.

Long-term debt

4 3/4% Convertible Subordinated Debentures

      On February 20, 1998, the Company issued $460,000,000 aggregate principal amount of the 4 3/4% Convertible Subordinated Debentures (the "4 3/4% Debentures") due February 15, 2005. The 4 3/4% Debentures are convertible by the holders into approximately 9,338,000 shares of the Company's Common Stock at an initial conversion price of $49.261 per share, subject to adjustment in certain circumstances. The 4 3/4% Debentures are not redeemable by the Company prior to February 21, 2001. After February 21, 2001, the 4 3/4% Debentures will be redeemable by the Company at a redemption price of 102.714% of the principal amount of the 4 3/4% Debentures and declining annually. The holders of the 4 3/4% Debentures will be entitled at any time after 90 days following the date of original issuance thereof through the close of business on the final maturity date of the 4 3/4% Debentures, subject to prior redemption, to convert any of the 4 3/4% Debentures or portions thereof into Common Stock of the Company, subject to the terms of the Indenture. At March 31, 1999, the aggregate amount of senior obligations outstanding amounted to $5,882,000.

Note 9

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company has net operating loss carryforwards for tax purposes that begin to expire in 2005. Since realization of the entire tax benefit associated with these carryforwards is not assured, a partial valuation allowance was recorded against this tax benefit. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of these losses may be limited. The Company believes that any such limitation will not have a material impact on the utilization of these carryforwards.

      Centocor has approximately $360,000,000 of gross deferred tax assets consisting primarily of the future tax benefit from net operating loss carryforwards. In the fourth quarter of 1998, the Company concluded that it is more likely than not that it will realize a portion of the benefit of such tax assets. Accordingly, the Company reduced the valuation allowance against the asset and recorded a tax benefit of $282,000,000 in December 1998. Due to the recognition of the Company's tax benefit in 1998, the Company's effective tax rate will approximate the applicable statutory rates.

      The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. A provision for income taxes of $6,723,000 was recorded for the three months ended March 31, 1999 as compared to $150,000 for the three months ended March 31, 1998. The Company's effective tax rate for the three months ended March 31, 1999 is 40% compared to 7% for the three months ended March 31, 1998.

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 10

Supplemental Information on Cash Flows

      Interest paid for the three months ended March 31, 1999 was $10,925,000. There were no interest payments made for the three months ended March 31, 1998.

      Income tax payments made for the three months ended March 31, 1999 were $269,000. Income tax payments for the three months ended March 31, 1998 were approximately $12,000.

      In March 1999, the Company sold an equity investment in Biometric Imaging, Inc. consisting of 3,174,603 shares classified as available for sale resulting in a realized gain of $5,196,000.

      In February 1998, Centocor Diagnostics sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a gain of $6,931,000.

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

      Centocor Diagnostics, Inc. Restructuring

      Charges related to the Centocor Diagnostics, Inc. restructuring consist of (in thousands):

      Severance            $  3,142
      Asset impairments       2,825
                           --------
                           $  5,967
                           ========

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

Note 12

Comprehensive Income

      In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income
(loss).

                                                       For the three
                                                        months ended
                                                   ----------------------
                                                   March 31,    March 31,
                                                     1999         1998
                                                   ---------    ---------
      Net income (loss)                            $  10,084    $(140,307)
      Foreign currency translation adjustments        (7,129)      (1,213)

      Unrealized gain (loss) on marketable
        securities                                        30         (963)

      Reclassification adjustment - realized
        gain on available for sale security               --       (6,931)
                                                   ---------    ---------
      Subtotal other comprehensive income (loss)      (7,099)      (9,107)
                                                   ---------    ---------

      Total comprehensive income (loss)            $   2,985    $(149,414)
                                                   =========    =========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                   March 31,    December 31,
                                                     1999          1998
                                                   ----------   ------------
      Cumulative foreign currency translation
        adjustments                                $    (987)   $      6,142
      Unrealized gain (loss) on marketable
        securities                                      (731)           (761)
                                                   ----------   ------------
      Other comprehensive income                   $  (1,718)   $      5,381
                                                   =========    ============

Note 13

Earnings per share

      The Company adopted Financial Accounting Standard Board Statement No. 128 Earnings per Share in 1997. Below is a reconciliation of basic earnings per share to diluted earnings per share.

                                           For the three months ended March 31, 1999
                                           -----------------------------------------
                                              Income          Shares
                                           (in thousands)  (in thousands)     Per Share
                                            (Numerator)    (Denominator)       Amount
                                           --------------  --------------     ---------
Basic EPS                                  $     10,084            70,863     $    0.14
Incremental shares from assumed
exercise of dilutive options and warrants            --             1,525
                                           ------------    --------------     ---------
Diluted EPS                                $     10,084            72,388     $    0.14
                                           ============    ==============     =========

                         Centocor, Inc. and Subsidiaries
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

      When dilutive, options are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. The approximately 9,338,000 shares issuable upon the conversion of the 4 3/4% Debentures are not assumed to have converted and are not included in the calculation of diluted per share data in all periods presented since their effect is antidilutive.

      For the quarter ended March 31, 1998 no exercise of options and warrants or other common stock equivalents is assumed since their effect is antidilutive, resulting from the Company reporting a loss for this period.

Note 14

Litigation Charge

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

      The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial operating losses. The Company expects that its sales of therapeutic products in 1999 will provide sufficient revenues to cover operating expenses and provide net income for the year. The Company's results for the three months ended March 31, 1999 and March 31,1998 have been affected by various significant one-time events. For the three months ended March 31, 1999 the significant one-time event was a gain on sale of an investment in Biometric Imaging, Inc. Significant one-time events for the three months ended March 31, 1998 included special charges, a gain on sale of an investment in ChromaVision Medical Systems, Inc. and a litigation charge. Excluding such significant one-time events, the Company's diluted earnings per share would have been $0.10 and $0.02 for the three months ended March 31, 1999 and March 31,1998, respectively.

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

      Three months ended March 31, 1999 compared to the three months ended March 31, 1998

      The increase in sales for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998 is principally due to REMICADE sales in 1999 which did not exist in 1998, as well as an increase in sales of ReoPro and RETAVASE.

      For the three months ended March 31, 1999, ReoPro sales to Lilly were $58,028,000 and Lilly's announced sales to end-users were $101,000,000. For the three months ended March 31, 1998 sales to Lilly were $45,688,000 and Lilly's announced sales to end-users were $70,000,000. The Company's sales of RETAVASE for the three months ended March 31, 1999 were $20,391,000 and initial sales of RETAVASE by Centocor for the period beginning March 16, 1998 through March 31, 1998 were $2,300,000. For the three months ended March 31, 1999, the Company's sales of Panorex to Glaxo Wellcome were $998,000 as compared to $1,390,000 for the three months ended March 31, 1998. REMICADE sales for the three months ended March 31, 1999 were $21,080,000. REMICADE sales commenced in September 1998.

      The level of the Company's sales of ReoPro to Lilly and of PANOREX to Glaxo Wellcome is dependent upon the orders placed and the levels of inventory maintained by each of these marketing partners. The Company expects ReoPro end-user sales to increase in 1999 as market acceptance continues to grow. Therefore, the Company expects its sales of ReoPro to Lilly to increase in 1999 over 1998 levels. RETAVASE and REMICADE sales are also expected to increase in 1999 over 1998 as additional market acceptance is achieved. PANOREX sales to Glaxo Wellcome in 1999 are not expected to have a significant impact on the Company's financial results.

      Diagnostic product sales for the three months ended March 31, 1998 were $7,507,000. In November 1998, the Company sold the oncology diagnostic business to Fujirebio Inc. for approximately $36,500,000 in cash. Under the terms of the sale, Fujirebio has purchased Centocor's in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of tumor-associated antigens.

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

      Cost of sales increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due primarily to REMICADE sales in 1999 that did not exist in 1998, a full quarter of RETAVASE sales in 1999 as well as increased sales of ReoPro to Lilly. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1999, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

      Research and development expenses for the three months ended March 31, 1999 increased as compared to the three months ended March 31, 1998 due principally to REMICADE and ReoPro clinical activities which are being shared with Schering-Plough and Lilly, respectively. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1999 as compared to 1998 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, unstable angina and in stroke. In addition, clinical trial activities for REMICADE, primarily Phase III trials for the Crohn's disease and severe rheumatoid arthritis indications, are expected to continue throughout 1999.

      Marketing, general and administrative expenses for the three months ended March 31, 1999 increased as compared to the three months ended March 31, 1998 due principally to the integration of the Company's RETAVASE and REMICADE sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro, RETAVASE and REMICADE market development efforts. Marketing, general and administrative expenses are expected to increase in 1999 as compared to 1998 due primarily to the Company's increased investment in the direct promotion and sale of RETAVASE and REMICADE and co-promotion of ReoPro and Fragmin.

      Interest income decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to the decrease in the level of the Company's investments and lower rates of return on the Company's investments. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

      Interest expense increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to the issuance of the Company's 4 3/4% Convertible Debentures in February 1998. Interest expense in 1999 is expected to increase slightly as a result of the interest on the 4 3/4% Debentures. Interest expense in future periods will depend upon the level of debt outstanding.

      The Company expects its effective tax rate in 1999 to be approximately
40%.

      Per Share Calculations

      At March 31, 1999, approximately 5,282,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of diluted per share data. The approximately 9,338,000 shares issuable upon conversion of the 4 3/4% Debentures are not considered Common Stock equivalents and are not included in the calculation of basic or diluted per share data but would be included in the calculation of diluted per share data if their effect is dilutive.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      No shares issuable upon conversion of the 4 3/4% Debentures were included in the per share calculations for any period presented since to do so would have been anti-dilutive. Depending upon the market value of the Company's Common Stock and its results of operations for such periods, the Company may be required to include shares issuable upon the conversion of the 4 3/4% Debentures in its calculations of per share data for such periods if the effect would be dilutive.

      Liquidity and Capital Resources

      The Company, since inception, has incurred significant operating expenses attempting to develop its products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial net cash outflows, which have been only partially offset by significant contract revenues received through collaborative alliances with pharmaceutical companies and the Company's financing activities.

      The Company's future financial condition is dependent upon the Company's rate of net cash inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of the Company's products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of those products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that FDA or other regulatory authorities will approve expanded labeling for ReoPro, REMICADE and other products or will approve any other of the Company's product candidates under development for commercial sale. Failure to obtain, on a timely basis, initial or expanded regulatory approvals for the Company's products and product candidates will have a material adverse effect on the Company.

      At March 31, 1999, the Company had cash, cash equivalents and investments of $211,939,000, including equity investments of $4,962,000. For the three months ended March 31, 1999, the Company had cash flows from operations of $13,801,000. The Company's total cash flows for the three months ended March 31, 1999 included the receipt of $6,596,000 representing the proceeds from the sale of an equity investment in Biometric Imaging Inc., and $1,544,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. At March 31, 1999 the Company had a note payable of $5,882,000 which is secured by investments at the lending bank of $5,840,000, and $20,000,000 of its cash is held in escrow and is restricted based upon the successful completion of certain milestones in the transfer of the manufacturing of RETAVASE from Boehringer Mannheim to Centocor. The Company's total cash, cash equivalents and investments decreased by $14,663,000 from December 31, 1998, principally as a result of capital expenditures relating to the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and REMICADE production. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 2000.

      Accounts receivable at March 31, 1999 decreased as compared to December 31, 1998 due primarily to the timing of receipts from sales of ReoPro to Lilly.

      Gross property, plant and equipment at March 31, 1999 increased as compared to December 31, 1998, principally due to the investment of $35,558,000 for the purchase of property and equipment, partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies. The Company expects its total investments in property, plant and equipment to increase in 1999 by an amount up to approximately $100,000,000 for its manufacturing capacity expansion plans in Europe and the establishment of a

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

U.S. biopharmaceutical manufacturing facility to support ReoPro and REMICADE production requirements. The Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that there will be losses resulting from sales, or that reserves to reduce the carrying value, of certain fixed assets will not be required in the future.

      Long-term investments at March 31, 1999 decreased as compared to December 31, 1998 principally due to the sale of an equity investment in Biometric Imaging, Inc., classified as available for sale in March 1999.

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

      In a separate project to replace some of the Company's legacy systems, the Company is in the process of implementing a new Enterprise Resource Planning ("ERP") system, which is Y2K compliant, with a goal to complete the initial phase of the project by the second quarter of 1999. The completion of the initial phase of this project will result in replacing many of the Company's primary financial and manufacturing business applications and will simultaneously replace some of the Company's critical systems (i.e., systems which, if not Y2K compliant, pose risks to revenues, manufacturing processes or individuals, property and the environment). Centocor's goal is to achieve full Y2K readiness by the end of the third quarter of 1999.

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

      High-level risk assessments have been completed for all functional areas. Inventory and assessments for Information Technology Department-supported business systems and infrastructure as well as hardware, equipment and instrumentation are completed. Remediation or replacement is in process. Test plans and scripts are under development, with testing to occur as new equipment is acquired or old equipment is replaced. All testing is scheduled for completion by the end of the second quarter of 1999.

      The failure of the Company or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions in normal business operations. The Company's potential risks include, but are not limited to, (i) the failure of security systems, heating systems or other operational systems and equipment of the Company's facilities and (ii) the inability to receive critical equipment and/or supplies from vendors. Each of these events could have a material adverse affect on the Company's business, results of operations and financial condition.

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

      The Company has contacted all of its critical suppliers and strategic business partners with regard to their Year 2000 readiness and remediation plans, and detailed evaluations of those plans, and their potential impact on the Company, are being developed. Most of those parties state that they intend to be Y2K compliant by 2000. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. Contingency plans with respect to critical suppliers and strategic business partners are being developed and are scheduled for completion by mid-1999. The Company intends to have contingency plans completed for essential systems and equipment by June 30, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

      The total costs associated with Year 2000 compliance are not expected to be material to Centocor's financial position and are estimated to be approximately $2,500,000.

      The foregoing estimated completion times and costs are management's best estimates and utilize numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the readiness of strategic partners and similar uncertainties. Further, given the complexity of the Year 2000 issues, the Company is currently unable at this time to determine whether Year 2000 failures will have a material impact on results of operation, liquidity or financial condition. The Company's Y2K Project is intended to significantly reduce, but not eliminate, levels of uncertainty about Year 2000 compliance.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

      Exchange Rate Sensitivity

      The Company conducts operations in countries other than the United States, primarily its manufacturing facility in Leiden, the Netherlands. The Company's consolidated financial statements are denominated in U.S. dollars, accordingly, changes in exchange rates between foreign countries and the U.S. dollar will affect the translation of financial results of foreign subsidiaries into U.S. dollars for purposes of recording the Company's consolidated financial results.

      In February 1999, the Company entered into a series of foreign exchange forward contracts to hedge changes in exchange rates that impact the Company's inventory production activities in Leiden, the Netherlands. Ultimately, the Company's cost of sales is affected by changes in exchange rates. At March 31,1999 the Company has foreign exchange forward contracts valued at $69,700,000 to hedge anticipated inventory production for the remainder of 1999.

Part II OTHER INFORMATION

Item 1: Legal Proceedings

See Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited), which is attached hereto and incorporated herein by reference.

Item 6: Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Development and Manufacturing Agreement between Centocor, Inc. and Covance Biotechnology Services Inc. dated January 14, 1999 (The Registrant has requested confidential treatment from the Securities and Exchange Commission for portions of this Agreement.)

            10.2(a) Form of Severance Agreement for Executive Officers

            10.2(b) Schedule of Named Executive Officers and Executive Officers
                    who are parties to a Severance Agreement

            27.0 Centocor, Inc. and subsidiaries Financial Data Schedule for the three months ended March 31,1999

      (b)   Reports on Form 8-K

                  The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended March 31, 1999:

            Date of Report                      Item Covered
            --------------                      ------------

            none                                     --

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Centocor, Inc.
                                       (Registrant)


Date:  May 14, 1999                    /s/ David P. Holveck
                                       --------------------
                                       David P. Holveck
                                       Chief Executive Officer
                                       (principal executive officer)


Date:  May 14, 1999                    /s/ Dominic J. Caruso
                                       ---------------------
                                       Dominic J. Caruso
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (principal financial and
                                       accounting officer)