Form 10-Q
period 1999-06-30
CENTOCOR INC
filed 1999-08-16
CIK 708823

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999
                                        -------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to___________


                        Commission file number 0-11103
                                               -------

                                CENTOCOR, INC.
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                      23-2117202
   -------------------------------                   --------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                     Identification No.)

   200 Great Valley Parkway     Malvern, Pennsylvania          19355-1307
   ----------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)



                                 610-651-6000
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.         Yes  X  No
                                                             -----   ----

   Shares of Common Stock outstanding at August 2, 1999 were 70,983,946.

Part I:  Financial Information
------------------------------
Item I: Financial Statements

                        CENTOCOR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       (Unaudited)
                                                                        JUNE 30,           December 31,
                                                                          1999                 1998
----------------------------------------------------                ---------------      ---------------
ASSETS

Current assets:

           Cash and cash equivalents (Notes 4 and 8)                $        96,446      $        67,332
           Short-term investments (Note 4)                                   77,883              137,938
           Accounts and contracts receivable                                101,002               90,780
           Inventory (Note 5)                                                53,278               45,259
           Prepaid expenses                                                   6,713                7,056
           Other current assets                                               1,600                5,676
                                                                    ---------------      ---------------
                                                                            336,922              354,041


Property, plant and equipment:
           Land and buildings                                                74,249               75,813
           Equipment, furniture, fixtures,
           improvements and construction in progress                        219,938              168,895
                                                                    ---------------      ---------------
                                                                            294,187              244,708
           Less accumulated depreciation                                    (87,868)             (89,285)
                                                                    ---------------      ---------------
                                                                            206,319              155,423

Long-term investments (Note 4)                                               20,923               21,332

Deferred tax assets (Note 9)                                                300,029              309,094

Intangible and other assets (Note 6)                                        238,354              242,199
                                                                    ---------------      ---------------

           Total Assets                                             $     1,102,547      $     1,082,089
                                                                    ===============      ===============


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT'D.)

                                (in thousands)

                                                                    (Unaudited)
                                                                      JUNE 30,        December 31,
                                                                       1999              1998
--------------------------------------------------------------- -----------------   ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

          Accounts payable                                       $         29,643   $         15,670
          Accrued expenses                                                 78,824             89,084
          Notes payable (Note 8)                                            5,607              6,383
          Unearned revenues                                                 8,050              4,457
          Other current liabilities (Note 7)                               15,800             15,800
                                                               ------------------   ----------------
                                                                          137,924            131,394

Long-term debt (Note 8)                                                   460,000            460,000


Other liabilities                                                           3,844              4,476

Shareholders' equity (Notes 4, 8, 12, and 16):
          Preferred Stock, $.01 par value,
            10,000 shares authorized, none issued                               -                  -
          Common Stock, $.01 par value,
            100,000 shares authorized and
            70,966 and 70,756 issued and
            outstanding at June 30, 1999 and
            December 31, 1998, respectively                                   709                708
          Additional paid-in capital                                    1,103,645          1,098,315
          Deficit                                                        (598,965)          (618,185)
          Accumulated other comprehensive income (loss)                    (4,610)             5,381
                                                               ------------------   ----------------
                                                                          500,779            486,219
                                                               ------------------   ----------------

              Total liabilities and shareholders' equity       $        1,102,547   $      1,082,089
                                                               ==================   ================

See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands except per share data)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
For the three months ended June 30,                                         1999                1998
-------------------------------------------------------------------------------------------------------
Revenues:
    Sales                                                         $         115,125   $         69,880
    Contracts                                                                 1,996             21,002
                                                                         ----------          ---------
                                                                            117,121             90,882

Costs and expenses:
    Cost of sales                                                            37,258             24,422
    Research and development                                                 21,559             16,048
    Marketing, general and administrative                                    39,439             26,108
                                                                         ----------          ---------
                                                                             98,256             66,578

Other income (expenses):
    Interest income                                                           2,003              3,636
    Interest expense                                                         (4,657)            (5,634)
    Litigation charge (Note 14)                                                   -             (1,300)
    Other                                                                      (985)              (276)
                                                                         ----------          ---------
                                                                             (3,639)            (3,574)
                                                                         ----------          ---------

Income before provision for income taxes                                     15,226             20,730

Provision for income taxes (Note 9)                                           6,090              1,450
                                                                          ---------         ----------

    Net income                                                  $             9,136  $          19,280
                                                                         ==========          =========



Basic earnings per share                                        $              0.13  $            0.27
                                                                          =========          =========

Diluted earnings per share                                      $              0.13  $            0.27
                                                                          =========         ==========

Weighted average number of shares
    outstanding                                                              70,939             70,384
                                                                          =========         ==========


Weighted average common and dilutive
 equivalent shares outstanding                                               72,663             72,144
                                                                         ==========          =========


See accompanying Notes to Consolidated Financial Statements.

                        CENTOCOR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands except per share data)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------
For the six months ended June 30,                                           1999                   1998
-----------------------------------------------------------------------------------------------------------
Revenues:
    Sales                                                         $         215,622   $            126,385
    Contracts                                                                 2,246                 21,362
                                                                         ----------            -----------
                                                                            217,868                147,747

Costs and expenses:
    Cost of sales                                                            69,622                 45,182
    Research and development                                                 42,510                 35,961
    Marketing, general and administrative                                    73,693                 41,975
    Special charges (Note 11)                                                     -                145,405
                                                                         ----------            -----------
                                                                            185,825                268,523

Other income (expenses):
    Interest income                                                           4,234                  7,800
    Interest expense                                                         (9,984)                (8,321)
    Litigation charges (Note 14)                                                  -                 (4,730)
    Gain on sale of investments (Note 4)                                      5,196                  6,931
    Other                                                                       544                   (331)
                                                                         ----------            -----------
                                                                                (10)                 1,349
                                                                         ----------            -----------

Income (loss) before provision for income taxes                              32,033               (119,427)

Provision for income taxes (Note 9)                                          12,813                  1,600
                                                                          ---------           ------------

Net income (loss)                                                 $          19,220   $           (121,027)
                                                                         ==========            ===========



Basic earnings (loss) per share                                   $            0.27   $              (1.72)
                                                                          =========           ============

Diluted earnings (loss) per share                                 $            0.27   $              (1.72)
                                                                          =========           ============

Weighted average number of shares
 outstanding                                                                 70,901                 70,284
                                                                          =========           ============


Weighted average common and dilutive
 equivalent shares outstanding                                               72,518                 70,284
                                                                         ==========            ===========

See accompanying Notes to Consolidated Financial Statements.

                                           CENTOCOR, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (in thousands)
                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------
For the six months ended June 30,                                               1999                    1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                      $      19,220          $     (121,027)
    Adjustments to reconcile net income (loss) to net
     cash from operating activities:
      Provisions for depreciation and amortization                                23,366                  15,133
      Amortization of unearned revenue                                              (637)                 (1,521)
      Special charges (Note 11)                                                        -                 145,405
      Gain on sale of investments                                                 (5,196)                 (6,931)
      Changes in assets and liabilities:
        Accounts and contracts receivable                                        (15,147)                (44,540)
        Interest receivable                                                         (134)                    267
        Inventory                                                                (13,564)                 (9,359)
        Prepaid expenses                                                            (983)                   (657)
        Other current assets                                                       2,889                     106
        Intangible and other assets                                               (6,732)                 (7,838)
        Deferred tax assets                                                        9,065                       -
        Accounts payable                                                          15,432                   8,708
        Accrued expenses and other liabilities                                    (2,537)                 19,318
        Unearned revenue                                                           6,021                   5,000
        Other long-term liabilities                                                 (632)                  1,579
                                                                           -------------          --------------
      Net cash from operating activities                                          30,431                   3,643

Cash flows used for investing activities:
     Purchases of investments                                                    (99,342)                (89,619)
     Sales of investments                                                        165,993                 105,512
     RETAVASE acquisition and related costs                                            -                (337,039)
     Purchases of fixed assets                                                   (69,915)                (35,457)
                                                                           -------------           -------------
     Net cash used for investing activities                                       (3,264)               (356,603)

Cash flows from financing activities:
    Net proceeds from issuances of Common Stock                                    2,754                   2,473
    Net proceeds from issuance of long-term debt                                       -                 448,500
    Reduction of long-term debt                                                        -                 (54,765)
                                                                           -------------           -------------
     Net cash from financing activities                                            2,754                 396,208

Effect of foreign currency translation                                              (807)                   (100)
                                                                           -------------           -------------

Net increase in cash and cash equivalents                                         29,114                  43,148

Beginning cash and cash equivalents                                               67,332                  85,565
                                                                           -------------           -------------

Ending cash and cash equivalents                                           $      96,446           $     128,713
                                                                           =============           =============

See accompanying Notes to Consolidated Financial Statements.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                (Unaudited)
--------------------------------------------------------------------------------

Note 1
Basis of Presentation

   Centocor, Inc. ("Centocor" or the "Company") is a biopharmaceutical company that creates, acquires and markets therapies that yield long-term benefits for patients and the healthcare community. Its products, developed through monoclonal antibody and other technologies, help physicians deliver innovative treatments to improve human health and restore patients' quality of life. See
Note 16 - Subsequent Event.

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

   The statements reflect, in the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the Company's consolidated financial position at June 30, 1999 and the consolidated results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The results of operations and the cash flows are not necessarily indicative of the results to be expected for the entire year.

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

  The Company's future financial condition is dependent upon the Company's rate of net cash inflows and, ultimately, upon the achievement of significant and sustained levels of therapeutic product sales. Under the Company's strategy of entering into collaborative alliances with established pharmaceutical companies, the Company generally shares sales revenues from products covered by such arrangements with its partners. The level of future sales of the Company's products will be dependent upon several factors, including, but not limited to, the timing and extent of future regulatory approvals of those products, approval and commercialization of competitive products and the degree of acceptance of the Company's products in the marketplace. There can be no assurance that the United States Food and Drug Administration ("FDA") or other regulatory authorities will approve expanded labeling for ReoPro, RETAVASE, REMICADE or other products or will approve any other of the Company's product candidates under development for commercial sale.

  Legal Proceedings

  In July 1995, PaineWebber Development Corporation, a wholly-owned subsidiary of PaineWebber Group Inc., caused a suit to be filed against the Company by PaineWebber R&D II, L.P. ("PWR&DII"), a research and development partnership formed by PaineWebber in the mid-1980s and managed by it since then. PWR&DII was an investor in Centocor Partners III, L.P. ("CPIII"), a research partnership for which PaineWebber acted as the sales agent and in other capacities. The Company purchased the Class A and Class C limited partners' interests in CPIII in January 1997 and purchased the Class B limited partnership interest in CPIII in May 1997.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                (Unaudited)
--------------------------------------------------------------------------------

    The suit was filed in the Court of Chancery of the State of Delaware. CPIII is named as a nominal defendant and the Company and Centocor Development Corporation III ("CDCIII"), a wholly owned subsidiary of the Company which acted as the general partner of CPIII, were named as defendants against whom relief is sought. The claim in this case was that at least $25,000,000 of the money paid by Eli Lilly and Company ("Lilly") to the Company in 1992 represented profits from the marketing of ReoPro, obligating the Company to pay a portion thereof to CPIII, and that the Company was obligated to pay an increased percentage of the profits from ReoPro to the former CPIII limited partners going forward. The Company answered the complaint in the Delaware action and filed a cross-claim against nominal defendant CPIII and a third-party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation. The cross-claim sought an offset against any damages awarded the partners based on theories of unjust enrichment and quasi contract. The third-party claims (later amended to add additional theories of liability and to make PaineWebber, Inc. an additional third-party defendant) sought to hold the PaineWebber entities liable for some or all of any alleged injury to the partnership. On November 1, 1995, an additional suit was commenced in the Delaware Court of Chancery by John E. Abdo, a limited partner of CPIII, against the Company, CDCIII and certain of their officers and directors. The complaint, filed derivatively on behalf of CPIII, asserted claims, inter alia, for breach of contract, breach of fiduciary duty, common law fraud, and conspiracy and aiding and abetting. The Company answered this complaint and also filed a cross-claim against nominal defendant CPIII and a third party complaint against PaineWebber Group Inc. and PaineWebber Development Corporation, later amended to add additional theories of liability and to name PaineWebber, Inc. as a further third-party defendant. Abdo moved to amend his complaint to assert claims against the persons appointed by PaineWebber to the CDCIII Board of Directors. That motion was granted. Motions to disqualify PWR&DII from serving as the derivative plaintiff were filed in July 1996 by CPIII and in August 1996 by the Company and CDCIII. Abdo joined those motions. No decision has been issued on those motions. The case brought by PWR&DII has been settled, subject to final approval of the settlement by the Court. As part of the settlement, the complaint was amended to restate the claims as class claims. Abdo and Pharmaceutical Partners II, L.P., a limited partnership which had purchased CPIII limited partnership interests, objected to the settlement and were permitted to take discovery regarding the settlement. A hearing on the settlement was held on September 4, 1997. On March 15, 1999, the Court issued an opinion and order in which it approved the settlement as fair and reasonable. Once the Court has acted upon the applications for attorneys' fees, the Court will enter an order and final judgement. The settlement will become effective if the Court's order and final judgement is affirmed (in the event of an appeal) or is not appealed and is no longer subject to appeal. If the order becomes final, all claims will be dismissed, including those of Abdo.

  On January 19, 1998, a class action captioned Surgener v. Centocor, Inc. and David P. Holveck was filed in the United States District Court for the Eastern District of Pennsylvania. Other similar suits were filed thereafter. The Court consolidated the actions and plaintiffs subsequently filed a consolidated class action complaint. The complaint in this action charged the Company and its chief executive officer with having violated the federal securities laws. Plaintiffs sought to represent a class of those who purchased the Company's stock between December 2, 1997 and December 16, 1997, inclusive, and alleged that defendants made false and misleading statements in connection with earnings forecasts. Damages in an unspecified amount were sought. On June 25, 1998, defendants filed a motion to dismiss the complaint. On December 1, 1998, the Court denied defendants' motion. On December 22, 1998, defendants answered the complaint, denying all liability and raising various affirmative defenses. The Court certified the action as a class action on behalf of all persons who purchased the Company's securities between December 2, 1997 and December 16, 1997. Discovery has been completed. At the conclusion of discovery, plaintiffs' counsel indicated that they would dismiss the action subject to
notice to the class and approval by the Court.   On August 6, 1999, plaintiffs
filed a motion for approval of class notice and to dismiss the action thirty days after notice is given.

  Pursuant to the Asset Purchase Agreement between the Company and Roche Healthcare, entered into in connection with the Company's acquisition of the U.S. and Canadian product rights for RETAVASE, the Company assumed responsibility for certain RETAVASE patent litigation instituted by Genentech, Inc. against

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                (Unaudited)
--------------------------------------------------------------------------------


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

  In a suit filed in the United States District Court for the District of Massachusetts, Genentech charges Boehringer Mannheim GmbH and Boehringer Mannheim Corporation with infringement of five patents. Genentech seeks judgment of infringement, an injunction, treble damages, and costs including attorney's fees. The defendants have denied infringement and raised various affirmative defenses and counterclaims. Defendants seek a declaration of invalidity, unenforceability and non-infringement, damages under the antitrust laws and a state statute and costs, including attorney's fees. The Court directed the parties to address initially three of the patents (United States Patent Nos. 4,342,832, 5,034,225 and 4,511,502), reserving two for later disposition (United States Patent Nos. 5,221,619 and 5,185,259). The Court conducted a Markman hearing as to the first three patents to be considered in order to construe their claims. It subsequently issued an opinion which limited the construction of the claims asserted by Genentech in certain instances, while not accepting all of defendants' arguments as to construction. Thereafter, the Court entertained argument on the motions by the defendants for summary judgment of noninfringement as to the same three patents. On March 27, 1998, the Company moved to intervene as a named defendant in the litigation, and the Court thereafter joined the Company as a party. On April 14, 1999, the Court granted summary judgment dismissing Genentech's claims for infringement of United States Patent Nos. 4,342,832 and 4,511,502, but held that there remained issues precluding summary judgment at this time with respect to the claims on United States Patent No. 5,034,225. The Court has not set a trial date for the case concerning United States Patent 5,034,225, nor has it set a schedule for proceedings with respect to United States Patent Nos. 5,221,619 and 5,185,259. There can be no assurance that the defendants will prevail in obtaining a judgment for noninfringement, invalidity, or unenforceability of United States Patent Nos. 5,034,225, 5,221,619 and 5,185,259 in any subsequent trial or on any of the patents (including those recently dismissed) in a subsequent appeal. An adverse determination in these proceedings could trigger the reimbursement or indemnification provisions set forth above and could have a material adverse effect on the Company's ability to sell RETAVASE.

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

  On March 17, 1998, two additional patents were issued to Genentech, United States Patent Nos. 5,728,565 (the "'565" Patent) and 5,728,566 (the "'566
Patent"). The '565 and `566 Patents issued from the same original application as United States Patent No. 5,185,259, one of the patents at issue in the suit that Genentech brought in the District of Massachusetts. That same day, March 17,1998, Genentech brought suit against the Company for infringement of the `565 and `566 Patents in the United States District Court for the Northern District of California (Case No. C-98-1046). In that suit, as in Massachusetts, Genentech seeks judgment of infringement, an injunction, damages and costs including attorney's fees. The Company answered the complaint, denying infringement of the `565 and `566 Patents and raising various affirmative defenses concerning invalidity of those patents. On July 17, 1998, the Company filed an amended answer and counterclaims against Genentech expanding the affirmative defenses and further alleging that the `565 and `566 Patents are invalid and unenforceable. The amended answer also asserts counterclaims against Genentech for declaratory judgments of noninfringement, invalidity and unenforceability of the `565 and `566 Patents and for monopolization and attempted monopolization under the federal antitrust and unfair competition claims and moved to strike certain of the Company's affirmative defenses of equitable estoppel and/or implied license, patent misuse, abandonment and laches. On November 9,1998, the Court entered an order denying Genentech's motion to dismiss the antitrust and unfair competition counterclaims and granting Genentech's motion to strike with respect to two of the affirmative defenses (equitable estoppel/implied license and laches) while denying the remainder of the motion to strike. The parties have agreed that the antitrust and unfair competition claims will be separated for discovery and trial along with issues relating to damages.

  On February 9,1999, another patent was issued to Genentech, United States Patent No. 5,869,314 (the "'314 Patent"). The `314 Patent issued from the same original applications as the `565 and `566 Patents. The same day, February 9, 1999, Genentech brought suit against the Company for infringement of the `314 Patent in the United States District Court for the Northern District of California (Case No. C-99-0604). In that suit, as in its other suits in Massachusetts and California, Genentech seeks judgment of infringement, an injunction, damages, and costs including attorney's fees. The Company answered the complaint on April 19,1999, and asserted defenses and counterclaims similar to those it had asserted in Case No. C-98-1046 except that it did not include the equitable estoppel/implied license and laches defenses that had been dismissed in the Case No. C-98-1046.

  Because of the similarity of the claims in the `314 Patent to the claims in the `565 and `566 Patents, the Court conducted a Markman hearing on all three patents (`565, `566, and `314) on April 30, 1999. On May 12, 1999, the Court
issued an opinion construing the claims of those patents. At the April 30,1999 hearing, the Court stated that Case No. C-99-0604 should proceed along the same schedule as Case No. C-98-1046. Therefore, trial in both

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                (Unaudited)
--------------------------------------------------------------------------------

cases was scheduled to commence in or about October, 1999 and dispositive motions in both cases were to be considered in August, 1999.

  Roche Healthcare has confirmed Centocor's understanding that the suits that Genentech has brought against the Company in the Northern District of California are covered by the indemnification and reimbursement provisions of the Purchase Agreement. An adverse determination in the Northern District of California proceedings could have a material adverse effect on the Company's ability to sell RETAVASE.

   As part of the Asset Purchase Agreement, it was agreed that in the event the governance agreement between Roche Healthcare's parent and Genentech allowed Roche Healthcare's parent to control Genentech or in the event the parent obtained 100% of the stock of Genentech, Roche Healthcare's parent would cause the patent litigation to be dismissed with prejudice and would cause Genentech not to institute any additional infringement litigation relating to RETAVASE on those patents. On June 2, 1999, Roche Healthcare's parent announced its intention to cause Genentech to purchase the remaining amount of Genentech stock that Roche did not already own, thus giving Roche Healthcare's parent 100% of the stock of Genentech and allowing Roche Healthcare's parent to control Genentech. In accordance with the Purchase Agreement, Genentech has agreed to dismiss the patent litigation in the United States with prejudice, and Centocor and Genentech are currently negotiating additional terms of dismissal, including Centocor's dismissal of counterclaims that were brought in response to the various actions. With respect to the German actions, discussions are in progress with Roche Healthcare's parent as to the manner in which the claims against Boehringer Mannheim will be terminated or otherwise limited so as to remove any threat to Centocor's supply of RETAVASE.

   On June 29, 1999, a writ of summons was served on Centocor B.V. and Centocor, Inc. in The Netherlands. The writ was filed by Yeda Research and Development Company Limited, Interlab Limited and Ares-Serono International S.A. The writ alleges that the manufacture and sale of REMICADE infringes European Patent 0 186 833 (the "Yeda patent") and seeks to prohibit Centocor from manufacturing, marketing, using or trading in REMICADE. The writ also seeks fines against Centocor, damages resulting from the alleged infringement, and costs of the suit. The Company intends to defend this action vigorously.

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

  The Company has entered into indemnity agreements with the former limited partners of Centocor Cardiovascular Imaging Partners ("CCIP"), Centocor Partners II, L.P. ("CPII") and CPIII pursuant to which the Company would be obligated, under certain circumstances, to compensate these parties for the fair market value of their respective interests under any license agreements with the Company relating to their respective products

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                (Unaudited)
--------------------------------------------------------------------------------

which are lost through the exercise by the U.S. government of any of its rights relating to the licensed technology. The amount of any such loss would be determined annually by independent appraisal.

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

   Relationship with Schering-Plough Ltd.

   In April 1998, Centocor entered into an agreement with Schering-Plough Ltd. ("Schering-Plough"), giving Schering-Plough exclusive worldwide marketing rights, excluding the United States, Japan and portions of the Far East, to REMICADE. REMICADE is a novel monoclonal antibody in development for the treatment of Crohn's disease and rheumatoid arthritis.

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

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                (Unaudited)
--------------------------------------------------------------------------------

  Relationship with Pharmacia & Upjohn

  In March 1999, Pharmacia & Upjohn and the Company announced an agreement to co-promote Pharmacia & Upjohn's Fragmin (dalteparin sodium injection) in the United States.

  Under the terms of the agreement, the Company will promote Fragmin to cardiovascular specialists across the U.S. for the treatment of unstable angina, an indication approved by the FDA in May 1999.

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

  At June 30, 1999, securities classified as trading, available for sale and held to maturity are summarized below (in thousands).

                                                            Unrealized
                                    Adjusted      -------------------------------         Fair
Trading securities:                   Cost            Gains            Losses            Value
                                 -------------    -------------    --------------    --------------
Securities and obligations of
 the U.S. Treasury and other
  U.S. government agencies     $        44,554  $            23  $            602  $         43,975
Other short-term obligations            24,549                4               367            24,186
Corporate bonds and
  commercial paper                      65,166                -                 -            65,166
                                 -------------    -------------    --------------    --------------
                               $       134,269  $            27  $            969  $        133,327
                                 =============    =============    ==============    ==============


                                                           Unrealized
                                    Adjusted     -------------------------------          Fair
Investments available for sale:       Cost            Gains            Losses            Value
                                 -------------    -------------    --------------    --------------
Equity securities              $        5,693    $         230    $            -    $        5,923
                               ==============    =============    ==============    ==============

                                                                Unrealized
                                    Carrying       --------------------------------       Fair
Investments held to maturity:         Value           Gains             Losses           Value
                                 --------------    --------------    --------------    -------------

Securities and obligations of
 the U.S. Treasury and other
  U.S. government agencies       $        5,994  $              -  $              -  $         5,994
Certificates of deposit                   6,130                 -                 -            6,130
                                 --------------    --------------    --------------    -------------
                                 $       12,124  $              -    $            -    $      12,124
                                 ==============    ==============    ==============    =============

At June 30, 1999, these securities were classified as follows (in thousands):

Cash equivalents                            $       67,568
Short-term investments                              77,883
Long-term investments                                5,923
                                            --------------
                                            $      151,374
                                            ==============

   The Company has agreed to maintain investments with fair values of $5,840,000 as of June 30, 1999 at a lending bank as collateral for loans from that bank. See Note 8 - Debt.

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

   In February 1998, Centocor Diagnostics, Inc., which was then a wholly owned subsidiary of Centocor, Inc., sold an equity investment in ChromaVision Medical Systems, Inc. consisting of 962,740 shares classified as available for sale resulting in a realized gain of $6,931,000.

   The Company entered into a series of foreign exchange forward contracts to hedge changes in exchange rates that impact the Company's inventory production activities in Leiden, The Netherlands. Ultimately, the Company's cost of sales is affected by changes in exchange rates. At June 30, 1999 the Company had foreign exchange forward contracts valued at $90,244,000 to hedge the majority of anticipated inventory production through June 2000.

Note 5
Inventory

   Inventory, net of reserves, consists of the following (in thousands):

                                   June 30,            December 31,
                                     1999                  1998
                              ----------------     ------------------
Raw materials                 $          5,464     $            5,801
Work in progress                        39,680                 20,908
Finished goods                           8,134                 18,550
                              ----------------     ------------------
                              $         53,278     $           45,259
                              ================     ==================

   Inventories have various expiration dates. The Company continually evaluates the extent of inventory reserves considered necessary based upon the future regulatory and commercial status of such products. There can be no assurance that additional reserves for inventories will not be required in the future.

Note 6
Intangible and Other Assets

   Intangible and other assets consist of the following (in thousands):

                                                                   June 30,            December 31,
                                                                     1999                  1998
                                                               ---------------     ------------------
Acquired regulatory licenses                                   $        79,351     $           82,248
Goodwill                                                                35,386                 36,678
Prepaid royalties related to CPIII                                      26,291                 26,802
Deferred charges                                                         8,591                 12,976
Debt issuance costs                                                     10,434                 11,345
Other licenses                                                          27,154                 18,017
All other                                                               51,147                 54,133
                                                               ---------------     ------------------
                                                               $       238,354     $          242,199
                                                               ===============     ==================

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

Note 8
Debt

   Notes Payable

   Notes payable at June 30, 1999 and December 31, 1998 consists of $5,607,000 and $6,383,000, respectively, of borrowings under short-term notes at an interest rate of 3.9% per annum at June 30, 1999, payable in Dutch guilders no later than September 30, 1999. These borrowings are secured by investments at the lending bank of $5,840,000.

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

                       Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

Debentures, subject to prior redemption, to convert any of the 4 3/4% Debentures or portions thereof into Common Stock of the Company, subject to the terms of the Indenture.

   At June 30, 1999, the aggregate amount of senior obligations outstanding amounted to $5,607,000.

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

   The recognition of these deferred tax assets under SFAS 109 has no impact on the Company's cash flows for income taxes despite the change in the Company's effective tax rate. A provision for income taxes of $6,090,000 and $12,813,000 were recorded for the three and six months ended June 30, 1999 as compared to $1,450,000 and $1,600,000 for the three and six months ended June 30, 1998. The Company's effective tax rate for the six months ended June 30, 1999 is 40% compared to 7% for the six months ended June 30, 1998.

Note 10
Supplemental Information on Cash Flows

   No interest was paid for the three months ended June 30, 1999 and $10,925,000 was paid for the six months ended June 30, 1999. Interest paid for the three and six months ended June 30, 1998 was $1,685,000.

   Income tax payments made for the three months ended June 30, 1999 were $432,000 and the six months ended June 30, 1999 were $701,000. Income tax payments for the three and six months ended June 30, 1998 were approximately $12,000.

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

Note 11
Special Charges

   In the first quarter of 1998, the Company recorded special charges of $145,405,000 consisting of the following:

                       Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

  Charges relating to the acquisition of RETAVASE included (in thousands):

Charge for acquired research and development
  related to new applications of RETAVASE                  $134,495
One-time transitional expenses related to the
  integration of RETAVASE into Centocor                       4,943
                                                           --------
                                                           $139,438
                                                           ========

  The value of acquired research and development related to this acquisition represented the current development of a combination cardiovascular therapy employing the fibrinolytic drug RETAVASE in combination with ReoPro. This combination therapy, in research and development at acquisition, was expected to address potential side effects of RETAVASE therapy, increase the speed of therapy, amplify the effectiveness of RETAVASE, improve long-term outcomes and increase safety through lower RETAVASE doses.

  At the date of acquisition, RETAVASE had been on the market for over a year. However, the combination therapy was in development and was not technologically feasible. While certain animal studies had been done showing favorable results, the ReoPro/RETAVASE therapy was at the point of commencing Phase II clinical trials. The combination therapy was expected to require a Phase III trial as well, despite this therapy representing the combination of two drugs previously approved for sale.

  At the acquisition date, there remained questions as to both the potential efficacy and safety of the combination therapy. Given alternative therapies available in the cardiovascular field, improved efficacy at prevailing safety levels or equivalent efficacy with improved safety would need to be established for commercial viability to exist. Because of the uncertainty associated with these issues, and both the uncertainty and remaining effort associated with clinical trials for this therapy, the combination ReoPro/RETAVASE therapy had not established technological feasibility at the acquisition date. Technological feasibility will not be proven until marketing authorization is received from the FDA.


  The estimated fair value of all acquired intangible assets, including the acquired combination therapy project was determined through independent appraisal. Other identified intangibles included the commercial reteplase (RETAVASE) full-dose product line, patents, trademarks and trade names, the customer base of prescribing physicians associated with RETAVASE and the assembled workforce.

  The value of the acquired in-process research and development project was determined by projecting expected completion costs for the combination therapy as well as projected cash flows resulting from its commercialization. The net cash flows implied by this projection were discounted to present value using an appropriate risk adjusted cost of capital. This rate was developed by including a risk premium above the return associated with the valuation of the reteplase product line (which included approved RETAVASE applications) and above the observed weighted average costs of capital for comparable companies involved with the sale and development of similar therapies.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

    Centocor Diagnostics, Inc. Restructuring

  Charges related to the Centocor Diagnostics, Inc. restructuring consist of (in thousands):


Severance....................        $3,142
Asset impairments............         2,825
                                     ------
                                     $5,967
                                     ======

Note 12
Comprehensive Income

  In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income
(loss).

The components of comprehensive income (loss) are as follows (in thousands):

                                                           For the three                       For the six
                                                           months ended                        months ended
                                                 --------------------------------    -------------------------------
                                                    June 30,         June 30,         June 30,          June 30,
                                                      1999             1998             1999              1998
                                                 --------------     -------------    ------------     --------------
Net income (loss)                                $        9,136     $      19,280    $     19,220     $     (121,027)
Foreign currency translation adjustments                 (3,853)            1,816         (10,982)               603
Unrealized gain (loss) on marketable
 securities                                                 961                 -             991               (963)
Reclassification adjustment -- realized
 gain on available for sale security                          -                 -               -             (6,931)
                                                 --------------     -------------    ------------     --------------
Subtotal other comprehensive income (loss)               (2,892)            1,816          (9,991)            (7,291)
                                                 --------------     -------------    ------------     --------------
Total comprehensive income (loss)                $        6,244     $      21,096    $      9,229     $     (128,318)
                                                 ==============     =============    ============     ==============

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                       June 30,            December 31,
                                                                         1999                 1998
                                                                  ---------------      ------------------
Cumulative foreign currency translation adjustments               $        (4,840)     $            6,142
Unrealized gain (loss) on marketable securities                               230                    (761)
                                                                  ---------------      ------------------
Other comprehensive income (loss)                                 $        (4,610)     $            5,381
                                                                  ===============      ==================

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

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                For the three months ended June 30, 1999
                                                   ----------------------------------------------------------------
                                                             Income                 Shares
                                                         (in thousands)         (in thousands)         Per Share
                                                           (Numerator)           (Denominator)           Amount
                                                       ------------------     ------------------     --------------
Basic EPS                                              $            9,136                 70,939     $         0.13
Incremental shares from assumed
  exercise of dilutive options and warrants                             -                  1,724
                                                       ------------------     ------------------     --------------
Diluted EPS                                            $            9,136                 72,663     $         0.13
                                                       ==================     ==================     ==============

                                                                For the three months ended June 30, 1998
                                                   ----------------------------------------------------------------
                                                              Income                 Shares
                                                          (in thousands)         (in thousands)         Per Share
                                                            (Numerator)           (Denominator)           Amount
                                                       ------------------     ------------------     --------------

Basic EPS                                              $           19,280                 70,384     $         0.27
Incremental shares from assumed
  exercise of dilutive options and warrants                             -                  1,760
                                                       ------------------     ------------------     --------------
Diluted EPS                                            $           19,280                 72,144     $         0.27
                                                       ==================     ==================     ==============

                                                                 For the six months ended June 30, 1999
                                                   ----------------------------------------------------------------
                                                             Income                 Shares
                                                         (in thousands)         (in thousands)         Per Share
                                                           (Numerator)           (Denominator)           Amount
                                                       ------------------     ------------------     --------------

Basic EPS                                              $           19,220                 70,901     $         0.27
Incremental shares from assumed
  exercise of dilutive options and warrants                             -                  1,617
                                                       ------------------     ------------------     --------------
Diluted EPS                                            $           19,220                 72,518     $         0.27
                                                       ==================     ==================     ==============

   For the six months ended June 30, 1998 no exercise of options and warrants or other common stock equivalents is assumed since their effect is antidilutive, resulting from the Company reporting a loss for this period.

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

Note 14
Litigation Charges

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

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

   In July 1995, PaineWebber R&D Partners, L.P., a research and development partnership, filed suit against the Company on behalf of a class of all former limited partners of Centocor Partners II, L.P. ("CPII"). The complaint charged that some portion of the $100,000,000 paid by Eli Lilly & Co. to the Company in July 1992 constituted revenues for the licensing, sublicensing or sale of HA-1A (Centoxin) and that the Company was obligated to pay a percentage thereof to the former limited partners of CPII, in addition to amounts already paid. A similar suit was filed by another former CPII partner, Jerome J. Petrisko. That action was subsequently consolidated with the PaineWebber action, and the consolidated action was certified as a class action. In November 1997, the Company filed a motion for summary judgment which the Court granted with respect to certain claims by the plaintiffs but denied with respect to plaintiffs' claim for an 8% royalty on approximately $71,000,000. Thereafter, the parties entered into a settlement agreement under which the Company agreed to make a payment to the class members of $1,300,000. As a result, the Company recorded a one-time charge to earnings in the second quarter of 1998 for $1,300,000. On September 11, 1998, the Court entered an Order approving the settlement of the case as fair, adequate and reasonable, and settlement checks were issued on or about November 9, 1998.

Note 15
Segment Information

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

     Segment information for the three and six months ended June 30, 1998 was as follows (in thousands):

                                                          For the three months ended June 30, 1998
                                    -----------------------------------------------------------------------------------
                                        Pharmaceutical           Diagnostics               Other              Total
                                       Business Segment        Business Segment

                                    --------------------    --------------------    ----------------    ---------------
Revenues                            $             82,880    $              8,002    $              -     $       90,882

Segment income (loss)               $             23,084    $              1,201    $         (5,005)    $       19,280

                                                            For the six months ended June 30, 1998
                                    -----------------------------------------------------------------------------------
                                        Pharmaceutical           Diagnostics               Other              Total
                                       Business Segment        Business Segment

                                    --------------------    --------------------    ----------------    ---------------
Revenues........................    $            131,899    $             15,848    $              -     $      147,747

Segment income (loss)               $             24,142    $                469    $       (145,638)    $     (121,027)

    The Company operated in only the pharmaceutical business segment in 1999 due to the sale of the oncology diagnostic business in November 1998.

Note 16
Subsequent Event

   On July 20, 1999, Centocor, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which a wholly owned subsidiary of Johnson & Johnson will merge with and into Centocor (the "Merger") in a stock for stock exchange.

   Pursuant to the Merger Agreement, Centocor shareholders will receive a fraction of a share of Johnson & Johnson common stock for each share of Centocor common stock they own, based upon an exchange ratio. The exchange ratio is calculated by dividing $61.00 by the average closing market price of shares of Johnson & Johnson common stock during a period of 20 trading days ending with the second trading day immediately preceeding the Centocor shareholders meeting and, except as described below, will not be less than 0.5823 or greater than
0.7117. If the average closing price of shares of Johnson & Johnson common stock is less than $73.07 or greater than $118.81, then the exchange ratio will be calculated using $52.00 or $69.18, respectively, as the numerator.

   The Merger is to be accounted for as a pooling of interests transaction. Consummation of the Merger is subject to various conditions, including: (i) receipt of the approval of the Merger Agreement by Centocor shareholders; (ii) termination or expiration of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) receipt of opinions as to the tax and accounting treatment of the Merger; (iv) satisfaction of certain customary conditions.

                        Centocor, Inc. and Subsidiaries
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

  In the event the Merger is terminated by Centocor under certain circumstances, Centocor will pay a termination fee of $125,000,000 (the "Termination Fee").

  In connection with the Merger Agreement, Centocor, and Johnson & Johnson entered into a stock option agreement (the "Option Agreement"), pursuant to which Centocor granted to Johnson & Johnson an irrevocable option to purchase, under certain circumstances, up to 11,099,963 shares of Centocor common stock at a price, subject to certain adjustments, of $61.00 per option share. The Option Agreement was granted as an inducement by Centocor for Johnson & Johnson to enter into the Merger Agreement. Johnson & Johnson's total profit under the Option Agreement will not exceed $150,000,000 less the amount of the Termination Fee actually paid.

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

   The Company, since inception, has incurred significant operating expenses developing therapeutic and diagnostic products. The Company has also incurred significant special charges. Consequently, the Company had experienced substantial operating losses. The Company expects that its sales of therapeutic products in 1999 will provide sufficient revenues to cover operating expenses and provide net income for the year. The Company's results for the six months ended June 30, 1999 and the three and six months ended June 30, 1998 have been affected by various significant one-time events. There were no significant one-time events for the three months ended June 30, 1999. For the six months ended June 30, 1999, the significant one-time event was a gain on sale of an investment in Biometric Imaging, Inc. Significant one-time events for the three months ended June 30, 1998 included non-recurring contract revenue and litigation charge. Significant one-time events for the six months ended June
30, 1998 included non-recurring contract revenue, special charges, litigation charges and the gain on sale of an investment. Excluding such significant one-time events, the Company's earnings per share would have been $0.23 (basic) and $0.22 (diluted) for the six months ended June 30, 1999 and $0.03 and $0.05 (basic and diluted) for the three and six months ended June 30,1998, respectively.

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

   Three months ended June 30, 1999 compared to the three months ended June 30, 1998

   The increase in sales for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998 is principally due to REMICADE sales in 1999 which did not exist in 1998, as well as an increase in sales of ReoPro and RETAVASE.

   For the three months ended June 30, 1999, ReoPro sales to Lilly were $65,556,000 and Lilly's announced sales to end-users were $114,300,000. For the three months ended June 30, 1998 sales to Lilly were $47,523,000 and Lilly's announced sales to end-users were $101,000,000. The Company's sales of RETAVASE for the three months ended June 30, 1999 were $24,904,000 as compared to $15,197,000 for the three months ended June 30, 1998. For the three months ended June 30, 1999, the Company's sales of PANOREX to Glaxo Wellcome were $1,396,000 as compared to $138,000 for the three months ended June 30, 1998. REMICADE sales for the three months ended June 30, 1999 were $23,269,000. REMICADE sales commenced in September 1998.

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

   Diagnostic product sales for the three months ended June 30, 1998 were $7,000,000. In November 1998, the Company sold the oncology diagnostic business to Fujirebio Inc. for approximately $36,500,000 in cash. Under the terms of the sale, Fujirebio has purchased Centocor's in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of tumor-associated antigens.

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

   Cost of sales increased for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due primarily to REMICADE sales in 1999 that did not exist in 1998, an increase in RETAVASE sales in 1999 over 1998, as well as increased sales of ReoPro to Lilly. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales. The Company expects an increase in cost of sales in 1999, the extent of which will depend primarily on the amount and mix of products sold. Other factors that can influence cost of sales include, but are not limited to, exchange rate fluctuations, unplanned production losses, cell line yields, increases in royalty obligations, costs of raw materials and production interruptions due to plant upgrades.

   Research and development expenses for the three months ended June 30, 1999 increased as compared to the three months ended June 30, 1998 due principally to REMICADE and ReoPro clinical activities which are being shared with Schering-Plough and Lilly, respectively. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities. Research and development expenses are expected to increase in 1999 as compared to 1998 due to clinical trial activities in connection with the continued expansion of ReoPro use for additional indications including, but not limited to, acute myocardial infarction, unstable angina and in stroke. In addition, clinical trial activities for REMICADE, primarily Phase III trials for the Crohn's disease and severe rheumatoid arthritis indications, are expected to continue throughout 1999.

   Marketing, general and administrative expenses for the three months ended June 30, 1999 increased as compared to the three months ended June 30, 1998 due principally to the integration of the Company's RETAVASE and REMICADE sales force and related infrastructure into the organization and continued ReoPro, RETAVASE and REMICADE market development efforts. Marketing, general and administrative expenses are expected to increase in 1999 as compared to 1998 due primarily to the Company's increased investment in the direct promotion and sale of RETAVASE and REMICADE and co-promotion of ReoPro and Fragmin.

   Interest income decreased for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to the decrease in the level of the Company's investments and lower rates of return on the Company's investments. Interest income in future periods will depend primarily on the level of the Company's investments and the rates of return obtained on such investments.

   Interest expense decreased for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 due to the interest expense on the Company's 4 3/4% Convertible Debentures being capitalized as part of the construction of the Company's U.S. manufacturing facility. Interest expense in 1999 is expected to increase slightly as a result of the interest on the 4 3/4% Debentures. Interest expense in future periods will depend upon the level of debt outstanding.

   In June 1998, the Company recorded a one-time charge of $1,300,000 representing a reserve for litigation. See Note 14 - Litigation Charges.

   The Company expects its effective tax rate in 1999 to be approximately 40%.

   Six months ended June 30, 1999 compared to the six months ended June 30, 1998

   The increase in sales for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998 is principally due to REMICADE sales in 1999 which did not exist in 1998, as well as an increase in sales of ReoPro and RETAVASE.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

   For the six months ended June 30, 1999, ReoPro sales to Lilly were $123,584,000 and Lilly's announced sales to end-users were $215,300,000. For the six months ended June 30, 1998 sales to Lilly were $93,211,000 and Lilly's announced sales to end-users were $170,900,000. The Company's sales of RETAVASE for the six months ended June 30, 1999 were $45,295,000 and sales of RETAVASE by Centocor for the period beginning March 16, 1998 through June 30, 1998 were $17,501,000. For the six months ended June 30, 1999, the Company's sales of PANOREX to Glaxo Wellcome were $2,394,000 as compared to $1,528,000 for the six months ended June 30, 1998. REMICADE sales for the six months ended June 30, 1999 were $44,349,000. REMICADE sales commenced in September 1998.

   Diagnostic product sales for the six months ended June 30, 1998 were $14,507,000. In November 1998, the Company sold the oncology diagnostic business to Fujirebio Inc. for approximately $36,500,000 in cash. Under the terms of the sale, Fujirebio has purchased Centocor's in vitro diagnostic oncology business, which includes immunoassays using monoclonal antibody technology that aids in the detection and monitoring of tumor-associated antigens.

   Cost of sales increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due primarily to REMICADE sales in 1999 that did not exist in 1998, an increase in RETAVASE sales in 1999 as well as increased sales of ReoPro to Lilly. The Company is required to make certain royalty payments, based on sales of products. These payments represent a significant percentage of cost of sales.

   Research and development expenses for the six months ended June 30, 1999 increased as compared to the six months ended June 30, 1998 due principally to REMICADE and ReoPro clinical activities which are being shared with Schering-Plough and Lilly, respectively. The level of the Company's total research and development expenses in future periods will be dependent upon the extent of clinical trial-related activities.

   Marketing, general and administrative expenses for the six months ended June 30, 1999 increased as compared to the six months ended June 30, 1998 due principally to the integration of the Company's RETAVASE and REMICADE sales force and related infrastructure into the organization, amortization of the cost of acquired intangibles and continued ReoPro, RETAVASE and REMICADE market development efforts.

   Interest income decreased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due to the decrease in the level of the Company's investments and lower rates of return on the Company's investments.

   Interest expense increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due to the issuance of the Company's
4 3/4% Convertible Debentures in February 1998. Interest expense in 1999 is expected to increase slightly as a result of the interest on the 4 3/4% Debentures. Interest expense in future periods will depend upon the level of debt outstanding.

   For the six months ended June 30, 1998, the Company recorded one-time special charges of $145,405,000 consisting of a charge of $139,438,000 relating to the acquisition of RETAVASE and a charge of $5,967,000 relating to the restructuring of Centocor Diagnostics. See Note 11 - Special Charges.

   In February 1998, the Company recorded a one-time charge of $3,430,000 representing the settlement of litigation. See Note 14 - Litigation Charges.

   Per Share Calculations

   At June 30, 1999, approximately 5,443,000 shares of the Company's Common Stock were issuable upon exercise of outstanding options and warrants and upon vesting of restricted stock awards. The Company uses the weighted average number of shares outstanding in calculating basic per share data. When dilutive, options and warrants are included as share equivalents using the treasury stock method and are included in the calculation of

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

diluted per share data. The approximately 9,338,000 shares issuable upon conversion of the 4 3/4% Debentures are not considered Common Stock equivalents and are not included in the calculation of basic or diluted per share data but would be included in the calculation of diluted per share data if their effect is dilutive.

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

   At June 30, 1999, the Company had cash, cash equivalents and investments of $195,252,000, including equity investments of $5,923,000. For the six months ended June 30, 1999, the Company had cash flows from operations of $30,431,000. The Company's total cash flows for the six months ended June 30, 1999 included the receipt of $6,596,000 representing the proceeds from the sale of an equity investment in Biometric Imaging Inc., and $2,754,000 from the exercise of options to purchase shares of the Company's Common Stock. The extent and timing of future option exercises, if any, are primarily dependent upon the market price of the Company's Common Stock and general financial market conditions, as well as the exercise prices and expiration dates of the options. At June 30, 1999 the Company had a note payable of $5,607,000 which is secured by investments at the lending bank of $5,840,000, and $20,000,000 of its cash is held in escrow and is restricted based upon the successful completion of certain milestones in the transfer of the manufacturing of RETAVASE from Boehringer Mannheim to Centocor. The Company's total cash, cash equivalents and investments decreased by $31,350,000 from December 31, 1998, principally as a result of capital expenditures relating to the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and REMICADE production. The Company believes that its cash, cash equivalents and investments will be sufficient to fund its operations through at least the end of 2000.

   Accounts receivable at June 30, 1999 increased as compared to December 31, 1998 due primarily to the timing of receipts from sales of ReoPro to Lilly, as well as increased sales of REMICADE and RETAVASE.

   Gross property, plant and equipment at June 30, 1999 increased as compared to December 31, 1998, principally due to the investment of $69,915,000 for the purchase of property and equipment, partially offset by the impact of exchange rates on property and equipment denominated in foreign currencies. The Company expects its total investments in property, plant and equipment to increase in 1999 by an amount up to approximately $100,000,000 for its manufacturing capacity expansion plans in Europe and the establishment of a U.S. biopharmaceutical manufacturing facility to support ReoPro and REMICADE production requirements. The

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Company continually evaluates the future needs for its facilities and equipment. There can be no assurance that there will not be losses resulting from sales, or that reserves to reduce the carrying value, of certain fixed assets will not be required in the future.

   Long-term investments at June 30, 1999 decreased as compared to December 31, 1998 principally due to the sale of an equity investment in Biometric Imaging, Inc., classified as available for sale in March 1999.

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

   In June 1999, the Company completed the implementation of a new Enterprise Resource Planning ("ERP") system, which is Y2K compliant. The completion of the initial phase of this project has replaced many of the Company's primary financial and manufacturing business applications and has simultaneously replaced some of the Company's critical systems (i.e., systems which, if not Y2K compliant, pose risks to revenues, manufacturing

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

processes or individuals, property and the environment). Centocor's goal is to achieve full Y2K readiness by the end of the third quarter of 1999.

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

   High-level risk assessments have been completed for all functional areas. Inventory and assessments for Information Technology Department-supported business systems and infrastructure as well as hardware, equipment and instrumentation are completed. Remediation or replacement is in process. Test plans and scripts are under development, with testing to occur as new equipment is acquired or old equipment is replaced. All testing is scheduled for completion by the end of the third quarter of 1999.

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

   The Company has contacted all of its critical suppliers and strategic business partners with regard to their Year 2000 readiness and remediation plans, and detailed evaluations of those plans, and their potential impact on the Company, are being developed. Most of those parties state that they intend to be Y2K compliant by 2000. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse affect on the Company. Contingency plans with respect to critical suppliers, strategic business partners and essential systems and equipment are substantially complete. The Company intends to have the contingency plans completed by September 30, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

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

   The Company entered into a series of foreign exchange forward contracts to hedge changes in exchange rates that impact the Company's inventory production activities in Leiden, The Netherlands. Ultimately, the Company's cost of sales is affected by changes in exchange rates. At June 30, 1999 the Company had foreign exchange forward contracts valued at $90,244,000 to hedge the majority of anticipated inventory production through June 2000.

Part II  OTHER INFORMATION

Item 1:  Legal Proceedings

See Note 2 to the Centocor, Inc. and Subsidiaries Condensed Notes to Consolidated Financial Statements (Unaudited), which is attached hereto and incorporated herein by reference.

Item 4:  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Shareholders was held on May 14, 1999 at the Company's principal office at 200 Great Valley Parkway, Malvern, Pennsylvania.

         (b) With respect to the election of directors for a term of one year expiring on the date of the 2000 annual meeting of shareholders, each nominee was elected with the following vote:

                                                          Total Vote For            Total Vote Withheld
                                                           Each Director             From Each Director
                                                      ---------------------     --------------------------
Anthony B. Evnin                                          55,947,072                      1,932,170
William F. Hamilton                                       55,947,066                      1,932,176
David P. Holveck                                          55,943,871                      1,935,371
Antonie T. Knoppers                                       55,901,295                      1,977,947
Ronald A. Matricaria                                      55,948,640                      1,930,602
Hubert J.P. Schoemaker                                    55,953,106                      1,926,136
Joseph C. Scodari                                         55,941,027                      1,938,215
Richard D. Spizzirri                                      55,926,228                      1,953,014
Lawrence Steinman                                         55,941,453                      1,937,789
Jean C. Tempel                                            55,951,987                      1,927,255


         (c) The proposed Amended and Restated 1989 Non-Employee Directors' Non-Qualified Stock Option Plan (1999) was approved with the following vote:

              For            Against         Abstain      Broker Non-Vote
         --------------   -------------    ------------  -------------------
           53,910,827       3,475,785         492,630           N/A

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits

         4.0 Amendment to Rights Agreement dated as of July 20, 1999 between Centocor, Inc. and Bank Boston, N.A. as Rights Agent dated September 26, 1998.

         27.0 Centocor, Inc. and subsidiaries Financial Data Schedule for the six months ended June 30,1999

     (b) Reports on Form 8-K


         The Registrant has filed the following reports on Form 8-K since the beginning of the quarter ended June 30, 1999:

         Date of Report                 Item Covered
         --------------                 ------------
         July 20, 1999                       5,7
         July 21, 1999                       5,7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Centocor, Inc.
                                        (Registrant)


                                         /s/ David P. Holveck
Date:    August 16, 1999                -----------------------------
                                        David P. Holveck
                                        Chief Executive Officer
                                        (principal executive officer)


                                         /s/ Dominic J. Caruso
Date:    August 16, 1999                -----------------------------
                                        Dominic J. Caruso
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                        accounting officer)

                                                                     EXHIBIT 4.0



                         AMENDMENT TO RIGHTS AGREEMENT


      Amendment to Rights Agreement, dated as of July 20, 1999 (the "Amendment"), by and between Centocor, Inc., a Pennsylvania corporation (the "Company"), and BankBoston, N.A., a national banking association, as Rights Agent (the "Rights Agent").

      WHEREAS, on September 26, 1998, the Company and the Rights Agent entered into a Rights Agreement (the "Agreement"), the terms of which are incorporated herein by reference and made a part hereof; and

      WHEREAS, the Company, with approval of the Board of Directors of the Company, and the Rights Agent have mutually agreed to modify the terms of the Agreement in certain respects.

      NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, and intending to be legally bound hereby, the parties hereto agree that the Agreement shall be and hereby is amended in the following manner:

      Section 1. Amendment of the Definition of "Acquiring Person."  The
                 -------------------------------------------------
definition of Acquiring Person set forth in Section 1(a) of the Agreement is hereby amended by adding the following sentence at the end thereof:


      "Notwithstanding any other provision of this Agreement, the occurrence of
(A) the approval, execution, and delivery of (i) the Agreement and Plan of Merger, dated as of July 20, 1999 (as it may be amended from time to time, the "Merger Agreement"), by and among Johnson & Johnson, a New Jersey corporation ("Parent"), Admiral Merger Corp., a wholly owned subsidiary of Parent and Pennsylvania corporation ("Sub") and the Company and (ii) the Stock Option Agreement, dated as of July 20, 1999 (as it may be amended from time to time, the "Stock Option Agreement"), by and between the Company and Parent, (B) the consummation of the transactions contemplated by the Merger Agreement and the Stock Option Agreement or (C) the announcement of any of the foregoing events will not, individually or collectively, cause Parent, Sub and their affiliates, either individually or as a group, to be deemed an Acquiring Person."


      Section 2. Amendment of the Definition of "Final Expiration Date."
                 -------------------------------------------------------
Section 7(a) of the Agreement is hereby modified and amended to change the reference to "September 26, 2008" to "September 26, 2008 or, if earlier, immediately prior to the merger contemplated by the Merger Agreement becoming effective", it being agreed that September 26, 2008 or, if applicable, such earlier date, shall for all purposes of the Agreement be deemed to be the "Final Expiration Date."

      Section 3. Exclusion from Triggering Events.  The Agreement is hereby
                 --------------------------------
further modified and amended by adding a new Section 34 immediately after the end of Section 33 thereof to read in its entirety as follows:

     "Section 34. Excluded Transactions.  Notwithstanding any other provision of
                  ----------------------
     this Agreement, the occurrence of (A) the approval, execution and delivery of the Merger Agreement and the Option Agreement, (B) the consummation of the transactions contemplated by the Merger Agreement and the Option Agreement or (C) the announcement of any of the foregoing events shall not, individually or collectively, be deemed to constitute a Triggering Event, nor will such performance or consummation result in the occurrence of a Stock Acquisition Date, Distribution Date, or any other separation of the Rights from the underlying Common Stock, nor entitle or permit the holders of the Rights to exercise the

     Rights or otherwise affect the rights of the holders of the Rights, including giving the holders of the Rights the right to acquire securities of any party to the Merger Agreement."

     Section 4. Effective Date.  This Amendment shall become effective as of the
                ---------------
date of the Merger Agreement (the "Effective Date"). If the Merger Agreement is terminated without the Effective Time (as defined in the Merger Agreement) having occurred, this Amendment shall be null and void.

     Section 5. Governing Law.  This Amendment shall be deemed to be a contract
                --------------
made under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

     Section 6. Counterparts.  This Amendment may be executed in any number of
                -------------
counterparts, each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

     Section 7. Rights Agreement as Amended.  As of the date hereof, the term
                ----------------------------
"Agreement" as used in the Agreement shall be deemed to refer to the Agreement as amended hereby. It is expressly understood and agreed that except as provided above, all terms, conditions and provisions contained in the Agreement shall remain in full force and effect without any further change or modification whatsoever. In executing and delivering this Amendment, the Rights Agent shall be entitled to all of the privileges and immunities afforded to the Rights Agent under the terms and conditions of the Rights Agreement.

                                  * * * * * *

   IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.


Attest:                           CENTOCOR, INC.


By: /s/ Cynthia Cary              By: /s/ George D. Hobbs
    ----------------                  -------------------
   Name: Cynthia Cary                 Name: George D. Hobbs
   Title: Executive Assistant         Title: Secretary


Attest:                           BANKBOSTON, N.A.
                                  as Rights Agent

By: /s/Patricia A. Deluca         By: /s/ Margaret Prentice
    ---------------------             ---------------------
      Name: Patricia A. DeLuca        Name: Margaret Prentice
      Title: Account Manager          Title: Managing Director